Form 10-Q
period 1996-03-31
VANDERBILT SQUARE CORP
filed 1996-05-13
CIK 764773

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended March 31, 1996


                           2-96366-A
                    (Commission File Number)


                      VANDERBILT SQUARE CORP.
     (Exact name of Registrant as specified in its charter)


          Florida                                 59-2483405
(State of other jurisdiction                 (IRS Employer
 of incorporation or organization)            Identification No.)


      3040 East Commercial Blvd., Ft. Lauderdale, FL 33308
            (Address of Principal Executive Offices)


                          (954) 776-0902
      (Registrant's Telephone Number, including area code)


                            Not Applicable
      (Former name, former address and former fiscal years,
                  if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   x     No

There were 14,991,600 shares of Common Stock, $.0001 par value, issued and outstanding at May 10, 1996. Of that total, 944,250 shares are held by the Company in its treasury.

             VANDERBILT SQUARE CORP. AND SUBSIDIARY


                              INDEX



PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

               Consolidated Balance Sheets - March 31, 1996
               (Unaudited) and December 31, 1995.

               Consolidated Statement of Operations - Three months ended March 31, 1996 and 1995 (Unaudited).

               Consolidated Statement of Shareholders' Equity -
               December 31, 1992 through March 31, 1996.

               Consolidated Statement of Cash Flows - Three months ended March 31, 1996 and 1995 (Unaudited).

               Notes to Consolidated Financial Statements.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

PART II.   OTHER INFORMATION

     Item 1.     Legal Proceedings

     Item 2.     Changes in Securities

     Item 3.     Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.     Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

             VANDERBILT SQUARE CORP. AND SUBSIDIARY


                 PART I - FINANCIAL INFORMATION



Item I.     Financial Statements

                VANDERBILT SQUARE CORP. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS


                                ASSETS

                                       March 31,       December 31,
                                         1996              1995
                                      (Unaudited)


CURRENT ASSETS:
   Cash and cash equivalents           $ 178,235       $  197,182
   Notes receivable - current:
     Affiliate                             9,886           14,298
     Other                               102,983           98,695
   Investment in marketable
     trading securities - at market      321,239          320,920
   Accounts receivable - other             47,007           26,297
   Accrued interest receivable                -              1,037
   Net investment in direct
     financing leases - current            3,535            3,976
   Deferred income taxes - current          4,966            4,966

   TOTAL CURRENT ASSETS                   667,851          667,371

INVESTMENT IN UNCONSOLIDATED
   SUBSIDIARY                             232,654          214,316

NOTES RECEIVABLE - NON-CURRENT
   Affiliate                                  -                179
   Other                                   20,398           25,561

NET INVESTMENT IN DIRECT FINANCING
   LEASES - non-current                    11,186            4,610

DEFERRED INCOME TAXES - non current         8,873            8,873

                                       $  940,962       $  920,910











See accompanying notes to consolidated financial statements.


                                -4(a)-

                VANDERBILT SQUARE CORP. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                       March 31,       December 31,
                                         1996              1995
                                      (Unaudited)

CURRENT LIABILITIES:
   Accounts payable and accrued
     expenses                         $      -         $   34,818
   Income taxes payable                   13,892            5,992

     TOTAL CURRENT LIABILITIES            13,892           40,810


SHAREHOLDERS' EQUITY:
   Common stock $.0001 par value;
     authorized 50,000,000 shares;
     issued 14,991,600 shares,
     outstanding 14,047,350 shares
     at March 31, 1996 and
     13,935,850 shares at
     December 31, 1995                     1,499            1,499
   Additional paid-in capital            970,557          970,557
   Retained earnings (deficiency)         31,576           (9,221)
                                       1,003,632          962,835

Less treasury stock - 944,250 shares
   at March 31, 1996; and
   1,055,750 shares at December 31,
   1995, at cost                          76,562           82,735
                                         927,070          880,100

                                      $  940,962       $  920,910













See accompanying notes to consolidated financial statements.

                                -4(b)-

                VANDERBILT SQUARE CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                           Three Months Ended
                                               March 31,
                                           1996          1995

REVENUES:
  Interest and dividend income         $    8,154     $    6,800
  Realized and unrealized
    gain on investment in
    marketable trading securities          31,888         36,993
  Consulting fees                             -            9,000
  Direct finance lease income                 165            273
                                           40,207         53,066

OPERATING EXPENSES:
  General and
  administrative expenses                  12,549         10,071

INCOME  FROM OPERATIONS                    27,658         42,995

OTHER INCOME (EXPENSES):
  Equity in earnings of
    unconsolidated subsidiary              23,139         28,575
  Other Income                                -              100

INCOME BEFORE INCOME TAXES                 50,797         71,670

PROVISION FOR INCOME TAXES                 10,000          1,100

NET INCOME                            $    40,797    $    70,570

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                          13,940,891     14,354,428

NET INCOME PER COMMON SHARE           $       -      $       -












See accompanying notes to consolidated financial statements.


                                  VANDERBILT SQUARE CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               FROM DECEMBER 31, 1992 THROUGH MARCH 31, 1996

                                   Common Stock
                                  $.0001 Par Value       Additional   Retained
                              Authorized 50,000,000 Shares    Paid-In      Earnings     Treasury
                                   Shares      Amount    Capital      (Deficit)      Stock       Total
Balance - December 31, 1992      12,105,750   $  1,499  $  640,411   $ (271,844)  $ (27,616)  $  342,450

 Purchase of Treasury Stock        (172,000)       -           -            -       (11,880)     (11,880)
 Issuance of stock in
    settlement of debt            2,700,000         -       330,146          -        19,853      349,999
 Net Income for the period             -           -           -        254,483          -        254,483

Balance - December 31, 1993      14,633,750      1,499      970,557     (17,361)     (19,643)     935,052

 Purchase of Treasury Stock        (204,000)       -           -           -        (16,596)    (16,596)
 Net income for the period              -          -           -          6,642         -         6,642

Balance - December 31, 1994      14,429,750      1,499      970,557     (10,719)    (36,239)    925,098

 Purchase of Treasury Stock        (826,900)       -           -            -       (71,477)    (71,477)
 Sales of Treasury Stock            333,000        -           -            -        24,981      24,981
 Net Income for the period              -          -           -          1,498         -         1,498

Balance - December 31, 1995      13,935,850      1,499      970,557      (9,221)    (82,735)    880,100

 Purchase of treasury stock        (200,000)       -            -           -       (20,000)    (20,000)
 Sale of treasury stock             311,500        -            -           -        26,173      26,173
 Net income for the period              -          -            -        40,797         -        40,797

Balance - March 31, 1996(a)      14,047,350  $   1,499    $ 970,557   $  31,576   $ (76,562) $  927,070


 a) Reflected on the accompanying
       balance sheet as:
       Issued:                14,991,600
       Treasury Shares:         (944,250)
                              14,047,350




See accompanying notes to financial statements.

                  VANDERBILT SQUARE CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Three Months Ended
                                                      March 31,
                                                 1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   40,797    $   70,570
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of
        marketable securities                    (36,198)      (23,993)
      Equity in (earnings) or loss
        of unconsolidated subsidiary             (23,139)      (28,575)
      Allowance for market decline
        of securities                              4,310       (13,000)
  Changes in operating assets and liabilities:
      (Decrease) in accounts
        payable and accrued expenses             (34,818)      (30,759)
      Decrease in accrued interest receivable      1,037           302
      (Increase) decrease in
        accounts receivable                       24,605        (2,503)
      Increase in income taxes payable             7,900         1,100
      Proceeds from sale of marketable
        securities                                43,104         5,351
      Purchase of marketable trading
        securities                               (79,259)          -

      Net cash provided by (used in)
        operating activities                     (51,661)      (21,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections of loans
     to affiliates                                 4,591         7,399
  Advance paid on notes receivable
     - other                                      (5,000)          -
  Principal collections of notes
     receivable - other                            5,875        14,807
  Principal collections of direct
     financing leases                                965         1,296
  Purchase of equipment for lease                 (7,100)          -
  Investment in unconsolidated
     subsidiaries                                    -          (9,141)
   Proceeds from sale of investment in
     unconsolidated subsidiaries                   1,988        71,833

     Net cash provided by
       (used in) investing activities              1,319        86,194




                                  -7(a)-

                  VANDERBILT SQUARE CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Three Months Ended
                                                      March 31,
                                                 1996           1995

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                  (20,000)       (10,000)
   Proceeds from sale of treasury stock         51,395            -

   Net cash provided by (used in)
     financing activities                       31,395        (10,000)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          $  (18,947)    $   54,687

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          197,182         27,996

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                             $  178,235     $   82,683
































See accompanying notes to consolidated financial statements.

                                  -7(b)-

             VANDERBILT SQUARE CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1996
                           (Unaudited)



NOTE 1 - FAIR PRESENTATION

         The consolidated balance sheet as of March 31, 1996, the consolidated statement of operations for the three months ended March 31, 1996 and 1995, the consolidated statement of shareholders' equity as of March 31, 1996, and the consolidated statement of cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at March 31, 1996 and for all period presented have been made.

         The operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

         The condensed financial statements as of December 31, 1995, 1994 and 1993 have been derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1995 and for the year then ended.

NOTE 2 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Vanderbilt Square Corp. and its wholly-owned subsidiary, Hi-Tech Leasing, Inc.. All significant intercompany accounts and transaction have been eliminated in consolidation.

NOTE 3 - DIRECT FINANCING LEASES

         The net investment in direct financing leases consists of the gross amount of the lease, net of deferred interest and allowance for doubtful accounts.

             VANDERBILT SQUARE CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1996
                           (Unaudited)



NOTE 4 -  EARNINGS (LOSS) PER SHARE

         Per share information was computed using the weighted average number of common shares outstanding during the reporting periods. Per share information computed to be less than one cent is not shown on the accompanying financial statements.

NOTE 5 -  INVESTMENT IN MARKETABLE TRADING SECURITIES

         Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounted to $321,239 at March 31, 1996, and $320,920 at December 31, 1995. The
         cost of these investments is $358,655 and $366,314 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the consolidated statement of operations under the caption "Realized and unrealized gain
         (loss) in marketable trading securities".

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

At March 31, 1996, the Company had current assets of $667,851, compared to $667,371 at December 31, 1995; total assets of $940,962 as compared to $920,910 at December 31, 1995; current liabilities of $13,892 as compared to $40,810 at December 31, 1995, and a current net worth of $927,070 as compared to $880,100 at December 31, 1995. (See "Financial Statements"). The increase in total assets is principally due to the increase in net income generated by operations.

The increase in net worth is due to the income earned by the Company during the three months ended March 31, 1996, net of treasury stock purchases.

Liquidity

In the three months ended March 31, 1996, the Company had a decrease in cash and cash equivalent of ($18,947), as compared to an increase of $54,687 for the three months ended March 31, 1995. The Company's decrease in cash was primarily due to the increased investment in marketable trading securities. In the event the Company requires additional cash, the Company can readily liquidate marketable securities.

The Company's operating expenses have continued to be kept at what the Company believes to be a minimal level. The Company has no present commitments that are reasonably likely to result in its liquidity increasing or decreasing in any material way. In addition, the Registrant knows of no trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Capital Resources

The Company has no material commitments for capital expenditures.
The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources.

The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit. In the event of any future need, the Company believes that it will be able to borrow at prevailing terms through loans collateralized, if necessary, by its assets.

Results of Operations

The Company's revenues for the three months ended March 31, 1996, and March 31, 1995, were principally derived from consulting fees, interest income and activity related to marketable securities transactions.

The Company's revenues for the three months ended March 31, 1996, was $40,207 as compared to $53,066 for the same period last year. The principal reason for the decrease was a reduction in income from investments in marketable trading securities and consulting fees.

Operating expenses increased to $12,549 for the three months ended March 31, 1996, as compared to $10,071 for the comparable period last year. The principal reason for the increase in operating expenses was an increase general office expenses. Income before provision for income taxes for the three months ended March 31, 1996, was $50,797 as compared to $71,670 for the same period last year. The decrease in net income of $20,873 is principally due to a reduction in revenues of $12,859 and equity in earnings of unconsolidated subsidiary of $5,436.

Registrant knows of no trends or uncertainties that have had, or that the Company reasonably expects will have a materially favorable or unfavorable impact on net sales or revenues or income from continuing operations. Moreover, Registrant knows of no other events that will cause a material change in the relationship between its costs and revenues.

Impact of Inflation

The Company is engaged in entering into equipment leases with customers in which the Company retains title and ultimate ownership of the leased equipment. The customer, or lessee, is entitled to possession and use of the equipment for the purposes for which the equipment is intended so long as all other performance obligations incumbent upon the customer and under the lease agreement are performed and satisfied.

The Company establishes its payment schedule and the lease term under each and every lease on a case-by-case basis in keeping with its view of commercial risk, inflationary prospects, customer's financial data and prevailing terms in the equipment leasing industry. The lease payment schedules vary from twelve (12) months to sixty (60) months, terms which are customary in the equipment leasing industry.

In the event that inflation increases during the lease term beyond the expectations that the Company incorporated into its lease rate decision regarding the terms of a given lease, the Company's anticipated real profit from the lease will be correspondingly diminished when actually realized; except that in the lease term, the residual fair market value of the lease equipment will have increased consistent with the same increased inflation actually experienced and the Company will benefit from the inflation factor accordingly.

With respect to inflation in general, while there can be no certainty, the Company anticipates that it will be able to increase its lease rates correspondingly without significant adverse results.

                             PART II


Item 1.   LEGAL PROCEEDINGS

          Not applicable.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VANDERBILT SQUARE CORP.


Date: May 10, 1996                   By: /s/ Norman H. Becker
                                        Norman H. Becker, President



Date: May 10, 1996                   By: /s/ Ronald A. Martini
                                        Ronald A. Martini
                                         Vice President



Date: May 10, 1996                   By: /s/ Diane Aquino
                                        Diane Aquino, Secretary