Form 10-Q
period 1996-06-30
VANDERBILT SQUARE CORP
filed 1996-08-12
CIK 764773

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended June 30, 1996


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

There were 14,991,600 shares of Common Stock, $.0001 par value, issued and outstanding at August 12, 1996.

                   VANDERBILT SQUARE CORP. AND SUBSIDIARY


                                  INDEX



PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Consolidated Balance Sheets - June 30, 1996 (Unaudited) and December 31, 1995.

                 Consolidated Statement of Operations - Three months and six months ended June 30, 1996 and 1995 (Unaudited).

                 Consolidated Statement of Shareholders' Equity - December 31, 1992 through June 30, 1996.

                 Consolidated Statement of Cash Flows - Six months ended June 30, 1996 and 1995 (Unaudited).

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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security-Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                 VANDERBILT SQUARE CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION



Item I.     Financial Statements

                   VANDERBILT SQUARE CORP. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                          June 30,       December 31,
                                            1996            1995
                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents           $ 420,893       $  197,182
     Notes receivable - current:
          Affiliate                          6,345           14,298
          Other                             92,514           98,695
     Investment in marketable
          trading securities - at market   391,149          320,920
     Accounts receivable - other             9,351           26,297
     Accrued interest receivable               -              1,037
     Net investment in direct
          financing leases - current         3,607            3,976
     Deferred income taxes - current         4,966            4,966

     TOTAL CURRENT ASSETS                  928,825          667,371

INVESTMENT IN UNCONSOLIDATED
     SUBSIDIARY                            265,791          214,316

NOTES RECEIVABLE - NON-CURRENT
     Affiliate                                 -                179
     Other                                  14,381           25,561

NET INVESTMENT IN DIRECT FINANCING
     LEASES - non-current                   10,326            4,610

DEFERRED INCOME TAXES - non current          8,873            8,873

                                        $1,228,196       $  920,910











See accompanying notes to consolidated financial statements.


                                    -4(a)-

                     VANDERBILT SQUARE CORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            June 30,        December 31,
                                              1996             1995
                                           (Unaudited)
CURRENT LIABILITIES:
     Accounts payable and accrued
          expenses                         $    3,928       $   34,818
     Income taxes payable                      84,892            5,992

          TOTAL CURRENT LIABILITIES            88,820           40,810


SHAREHOLDERS' EQUITY:
     Common stock $.0001 par value;
          authorized 50,000,000 shares;
          issued 14,991,600 shares,
          outstanding 14,862,650 shares
          at June 30, 1996 and
          13,935,850 shares at
          December 31, 1995                     1,499            1,499
     Additional paid-in capital               970,557          970,557
     Retained earnings (deficiency)           180,215           (9,221)
                                            1,152,271          962,835

Less treasury stock - 128,950 shares
     at June 30, 1996; and
     1,055,750 shares at December 31,
     1995, at cost                           (12,895)         (82,735)
                                           1,139,376          880,100

                                          $1,228,196       $  920,910













See accompanying notes to consolidated financial statements.

                                  -4(b)-

                   VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                        Three Months Ended         Six Months Ended
                                            June 30,                   June 30,
                                        1996          1995         1996            1995
                                     (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

REVENUES:
     Interest income                 $    9,577    $    7,849    $   17,731      $    14,649
     Realized and unrealized
          gain (loss) on invest-
          ment in marketable
          trading securities            235,628        49,429       267,516           86,422
     Consulting fees                        -           6,000          -              15,000
      Direct finance lease income           289           247           454              520
                                        245,494        63,525       285,701          116,591

OPERATING EXPENSES:
     General and
       administrative expenses           50,257         9,733        62,806           19,804

INCOME FROM OPERATIONS                  195,237        53,792       222,895           96,787

OTHER INCOME (EXPENSES):
     Equity in earnings (loss)
          of unconsolidated subsidiary   24,402        (5,691)       47,541           22,884
     Other Income                          -             -             -                 100

INCOME BEFORE INCOME TAXES              219,639        48,101       270,436          119,771

PROVISION FOR INCOME TAXES               69,000        24,100        81,000           30,000

NET INCOME                          $   150,639   $    24,001    $  189,436      $    89,771

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                     14,552,458    14,043,980    14,248,033       14,268,498

NET INCOME PER COMMON SHARE         $       .01   $       -      $   .01         $       .01


See accompanying notes to consolidated financial statements.

                                     -5-

                   VANDERBILT SQUARE CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FROM DECEMBER 31, 1992 THROUGH JUNE 30, 1996

                                   Common Stock
                                  $.0001 Par Value            Additional   Retained
                              Authorized 50,000,000 Shares    Paid-In      Earnings     Treasury
                                  Shares      Amount          Capital      (Deficit)      Stock       Total

Balance - December 31, 1992      12,105,750   $  1,499        $  640,411   $ (271,844)  $ (27,616)  $  342,450

 Purchase of Treasury Stock        (172,000)       -                -             -       (11,880)     (11,880)
  Issuance of stock in
    settlement of debt            2,700,000         -            330,146          -        19,853      349,999
  Net Income for the period             -           -               -         254,483          -       254,483

Balance - December 31, 1993      14,633,750      1,499           970,557      (17,361)    (19,643)     935,052

 Purchase of Treasury Stock        (204,000)       -                -            -        (16,596)     (16,596)
 Net income for the period              -          -                -           6,642         -          6,642

Balance - December 31, 1994      14,429,750      1,499           970,557      (10,719)    (36,239)     925,098

 Purchase of Treasury Stock        (826,900)       -                -            -        (71,477)     (71,477)
 Sales of Treasury Stock            333,000        -                -            -         24,981       24,981
 Net Income for the period              -          -                -           1,498         -          1,498

Balance - December 31, 1995      13,935,850      1,499           970,557       (9,221)    (82,735)     880,100

 Purchase of treasury stock        (200,000)       -                -            -        (20,000)     (20,000)
 Sale of treasury stock           1,126,800        -                -            -         89,840       89,840
 Net income for the period              -          -                -         189,436         -        189,436

Balance - June 30, 1996(a)       14,862,650  $   1,499        $ 970,557   $   180,215   $ (12,895)  $1,139,376

 a) Reflected on the accompanying
       balance sheet as:
       Issued:                14,991,600
       Treasury Shares:          128,950
                              14,862,650





See accompanying notes to financial statements.

                    VANDERBILT SQUARE CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six Months Ended
                                                      June 30,
                                                 1996           1995*
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $  189,436    $   89,771
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of
        marketable securities                   (258,755)      (71,744)
      Equity in (earnings) or loss
        of unconsolidated subsidiary             (47,541)      (22,884)
      Allowance for market decline
        of securities                             (8,761)      (14,678)
  Changes in operating assets and liabilities:
      (Decrease) in accounts
        payable and accrued expenses             (34,818)      (57,173)
      Decrease in accrued interest receivable      1,037           302
      (Increase) decrease in
        accounts receivable                       24,456           -
      Increase in income taxes payable            78,900        30,000
      Proceeds from sale of marketable
        trading securities                       534,961        38,159
      Purchase of marketable trading
        securities                              (267,289)     (106,684)

      Net cash provided by (used in)
           operating activities                  211,626      (114,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections of loans
     to affiliates                                 8,132        23,092
  Advance paid on notes receivable
     - other                                      (5,000)      (50,000)
  Principal collections of notes
     receivable - other                           22,361        33,434
  Principal collections of direct
     financing leases                              1,753         2,240
  Purchase of equipment for lease                 (7,100)          -
  Investment in unconsolidated
     subsidiaries                                (12,814)      (13,023)
   Proceeds from sale of investment in
     unconsolidated subsidiaries                   4,753       289,412

     Net cash provided by
       (used in) investing activities             12,085       285,155






                                   -7(a)-

                    VANDERBILT SQUARE CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six Months Ended
                                                      June 30,
                                                 1996           1995
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          $  223,711     $  170,224

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          197,182         27,996

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                             $  420,893     $  198,220





































*  Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                                  -7(b)-

                      VANDERBILT SQUARE CORP. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
                                 (Unaudited)



NOTE 1 - FAIR PRESENTATION

The consolidated balance sheet as of June 30, 1996, the consolidated statement of operations for the three months and six months ended June 30, 1996 and 1995, the consolidated statement of shareholders' equity as of June 30, 1996, and the consolidated statement of cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at June 30, 1996 and for all period presented have been made.

The operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

                    VANDERBILT SQUARE CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)



NOTE 4 - EARNINGS (LOSS) PER SHARE

Per share information was computed using the weighted average number of common shares outstanding during the reporting periods. Per share information computed to be less than one cent is not shown on the accompanying financial statements.

NOTE 5 - INVESTMENT IN MARKETABLE TRADING SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounted to $391,149 at June 30, 1996, and $320,920 at December 31, 1995. The cost of these investments is $415,493 and $366,314 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the consolidated statement of operations under the caption "Realized and unrealized gain (loss) in marketable trading securities".

NOTE 6 - POST BALANCE SHEET EVENT

On August 6, 1996, the Board of Directors of the Company declared a 10% stock dividend of the outstanding Common Stock of the Company. The stock dividend is payable September 24, 1996 to all stockholders of record at the close of business on August 23, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

At June 30, 1996, the Company had current assets of $928,825, compared to $667,371 at December 31, 1995; total assets of $1,228,196 as compared to $920,910 at December 31, 1995; current liabilities of $88,820 as compared to $40,810 at December 31, 1995, and a current net worth of $1,139,376 as compared to $880,100 at December 31, 1995. (See "Financial Statements"). The increase in total assets and net worth are principally due to the increase in net income generated by operations.

Liquidity

In the six months ended June 30, 1996, the Company had an increase in cash and cash equivalent of $223,711, as compared to an increase of $170,224 for the six months ended June 30, 1995. The Company's increase in cash was primarily due to the proceeds from the sale of marketable securities. In the event the Company requires additional cash, the Company can readily liquidate marketable securities.

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

Results of Operations

The Company's revenues for the six months ended June 30, 1996, and June 30, 1995, were principally derived from interest income and activity related to marketable securities transactions.

The Company's revenues for the six months and three months ended June 30, 1996, was $285,701 and $245,494 as compared to $116,591 and $63,525 for the comparable periods last year. The principal reason for the increase in revenues for the six months and three months ended June 30, 1996 was the increase in interest income and gain on investment in marketable trading securities.

Operating expenses increased to $62,806 and $50,257 for the six months and three months ended June 30, 1996, as compared to $19,804 and $9,733 for the comparable periods last year. The principal reason for the increase in operating expenses was an increase in general office expenses. Income before provision for income taxes for the six months ended June 30, 1996, was $270,436 as compared to $119,771 for the same period last year. The increase in income of $150,665 is principally due to an increase in gain on investment in marketable securities of $181,094 and an increase in equity of an unconsolidated subsidiary of $24,657.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

On August 6, 1996, the Board of Directors of the Company declared a 10% stock dividend of the outstanding Common Stock of the Company. The stock dividend is payable September 24, 1996 to all stockholders of record at the close of business on August 23, 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VANDERBILT SQUARE CORP.


Date: August 12, 1996                   By: /s/ Norman H. Becker
                                            Norman H. Becker, President



Date: August 12, 1996                   By: /s/ Ronald A. Martini
                                            Ronald A. Martini, Vice President



Date: August 12, 1996                   By: /s/ Diane Aquino
                                            Diane Aquino, Secretary