Form 10-Q
period 1996-09-30
VANDERBILT SQUARE CORP
filed 1996-11-14
CIK 764773

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended September 30, 1996


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

There were 16,490,756 shares of Common Stock, $.0001 par value, issued and
outstanding at November 13, 1996.    Of that total, 84,000 shares are held by
the Company in its treasury.

                    VANDERBILT SQUARE CORP. AND SUBSIDIARY


                                     INDEX



PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

                Consolidated Balance Sheets - September 30, 1996
                (Unaudited) and December 31, 1995.

                Consolidated Statement of Operations - Three months and nine months ended September 30, 1996 and 1995
                (Unaudited).

                Consolidated Statement of Shareholders' Equity -
                December 31, 1992 through September 30, 1996.

                Consolidated Statement of Cash Flows - Nine months ended September 30, 1996 and 1995 (Unaudited).

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

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote of Security-Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

               VANDERBILT SQUARE CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION



Item I.     Financial Statements

                 VANDERBILT SQUARE CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS


                                ASSETS

                                           September 30,      December 31,
                                              1996              1995
                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents              $ 323,216         $  197,182
     Notes receivable - current:
          Affiliate                             3,300             14,298
          Other                                96,244             98,695
     Investment in marketable
          trading securities - at market      446,378            320,920
     Accounts receivable - other               26,035             26,297
     Accrued interest receivable                  -                1,037
     Net investment in direct
          financing leases - current            3,385              3,976
     Deferred income taxes - current            4,966              4,966

     TOTAL CURRENT ASSETS                     903,524            667,371

INVESTMENT IN UNCONSOLIDATED
     SUBSIDIARY                               274,244            214,316

NOTES RECEIVABLE - NON-CURRENT
     Affiliate                                    -                  179
     Other                                     10,544             25,561

NET INVESTMENT IN DIRECT FINANCING
     LEASES - non-current                       9,743             4,610

DEFERRED INCOME TAXES - non current             8,873             8,873

                                           $1,206,928       $   920,910











See accompanying notes to consolidated financial statements.


                                 -4(a)-

                 VANDERBILT SQUARE CORP. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS


                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30,     December 31,
                                              1996              1995
                                           (Unaudited)
CURRENT LIABILITIES:
     Accounts payable and accrued
          expenses                         $       -         $   34,818
     Income taxes payable                       72,685            5,992

          TOTAL CURRENT LIABILITIES             72,685           40,810


SHAREHOLDERS' EQUITY:
     Common stock $.0001 par value;
          authorized 50,000,000 shares;
          issued 16,490,756 shares at
          September 30, 1996 and 14,991,600
          shares at December 31, 1995;
          outstanding 16,406,756 shares
          at September 30, 1996 and
          13,935,850 shares at
          December 31, 1995                      1,649            1,499
     Additional paid-in capital              1,137,363          970,557
     Retained earnings (deficiency)              5,263           (9,221)
                                             1,144,275          962,835

Less treasury stock - 84,000 shares
     at September 30, 1996; and
     1,055,750 shares at December 31,
     1995, at cost                             (10,032)         (82,735)
                                             1,134,243          880,100

                                            $1,206,928       $  920,910











See accompanying notes to consolidated financial statements.

                                  -4(b)-

                  VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months Ended                  Nine Months Ended
                                             September 30,                       September 30,
                                           1996          1995                1996            1995*
                                        (Unaudited)   (Unaudited)         (Unaudited)    (Unaudited)

REVENUES:
     Interest income                    $    8,726    $    9,458          $   26,457     $    24,107
     Realized and unrealized
          gain (loss) on invest-
          ment in marketable
          trading securities                (2,687)      (29,533)            264,829         56,889
     Consulting fees                           -           3,000                -            18,000
      Direct finance lease income              274           241                 728            761
                                             6,313       (16,834)            292,014         99,757

OPERATING EXPENSES:
     General and
       administrative expenses              21,457        22,614              84,263         42,418

INCOME (LOSS) FROM OPERATIONS              (15,144)      (39,448)            207,751         57,339

OTHER INCOME (EXPENSES):
     Equity in earnings (loss)
          of unconsolidated subsidiary       3,148         9,944              50,689         32,828
     Other Income                              -             -                   -              100
     INCOME (LOSS) BEFORE INCOME TAXES     (11,996)      (29,504)            258,440         90,267

PROVISION FOR INCOME TAXES                     -             -                77,000         11,000

NET INCOME (LOSS)                      $   (11,996)  $   (29,504)         $  181,440    $    79,267

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                        14,979,555    14,291,511          14,540,641     14,276,224

NET INCOME PER COMMON SHARE            $       -     $       -            $      .01    $       .01

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                        VANDERBILT SQUARE CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FROM DECEMBER 31, 1992 THROUGH SEPTEMBER 30, 1996

                                      Common Stock
                                     $.0001 Par Value            Additional   Retained
                                 Authorized 50,000,000 Shares    Paid-In      Earnings     Treasury
                                    Shares        Amount         Capital      (Deficit)    Stock       Total


Balance - December 31, 1992      12,105,750       $  1,499       $  640,411   $ (271,844)  $ (27,616)  $  342,450

 Purchase of Treasury Stock        (172,000)           -                -            -       (11,880)     (11,880)
 Issuance of stock in
    settlement of debt            2,700,000            -            330,146          -        19,853      349,999
 Net Income for the period            -                -                -        254,483         -        254,483

Balance - December 31, 1993      14,633,750          1,499          970,557     ( 17,361)    (19,643)     935,052

 Purchase of Treasury Stock        (204,000)           -                -            -       (16,596)     (16,596)
 Net income for the period            -                -                -          6,642         -          6,642

Balance - December 31, 1994      14,429,750          1,499          970,557      (10,719)    (36,239)     925,098

 Purchase of Treasury Stock        (826,900)           -                -            -       (71,477)     (71,477)
 Sales of Treasury Stock            333,000            -                -            -        24,981       24,981
 Net Income for the period             -               -                -          1,498         -          1,498

Balance - December 31, 1995      13,935,850          1,499          970,557       (9,221)    (82,735)     880,100

 10% stock dividend               1,499,156            150          166,806     (166,956)        -           -
 Purchase of treasury stock        (214,000)           -                -            -       (25,517)    (25,517)
 Sale of treasury stock           1,185,750            -                -            -        98,220      98,220
 Net income for the perio              -               -                -        181,440         -       181,440

Balance - September 30, 1996(a)  16,406,756      $   1,649       $1,137,363   $    5,263   $ (10,032) $1,134,243


a)     Reflected on the accompanying
       balance sheet as:
       Issued:                16,490,756
       Treasury Shares:           84,000
                              16,406,756




See accompanying notes to financial statements.

                   VANDERBILT SQUARE CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Nine Months Ended
                                                    September 30,
                                                 1996           1995*
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $  181,440    $   79,267
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of
        marketable securities                   (265,025)      (50,173)
      Equity in (earnings) or loss
        of unconsolidated subsidiary             (50,689)      (32,828)
      Allowance for market decline
        of securities                                197        (6,716)
  Changes in operating assets and liabilities:
      (Decrease) in accounts
        payable and accrued expenses             (34,818)      (61,808)
      Decrease in accrued interest receivable      1,037           302
      (Increase) decrease in
        accounts receivable                       24,456           -
      Increase in income taxes payable            66,693        11,476
      Proceeds from sale of marketable
        trading securities                       632,013       161,101
      Purchase of marketable trading
        securities                              (440,007)     (435,886)

      Net cash provided by (used in)
           operating activities                  115,297      (335,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan advance to affiliates                         -          (3,000)
  Principal collections of loans
     to affiliates                                11,177        27,700
  Advance paid on notes receivable
     - other                                      (9,250)      (50,000)
  Principal collections of notes
     receivable - other                           26,718       177,279
  Principal collections of direct
     financing leases                              2,558         4,824
  Purchase of equipment for lease                 (7,100)          -
  Investment in unconsolidated
     subsidiaries                                (18,119)      (13,023)
   Proceeds from sale of investment in
     unconsolidated subsidiaries                   4,753       469,255

     Net cash provided by
       (used in) investing activities             10,737       613,035




                                 -7(a)-

                   VANDERBILT SQUARE CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS

              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Nine Months Ended
                                                    September 30,
                                                 1996           1995
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          $  126,034     $  277,770

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          197,182         27,996

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                             $  323,216     $  305,766





































*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                                  -7(b)-

                   VANDERBILT SQUARE CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996
                              (Unaudited)


NOTE 1 - FAIR PRESENTATION

The consolidated balance sheet as of September 30, 1996, the consolidated statement of operations for the three months and nine months ended September 30, 1996 and 1995, the consolidated statement of shareholders' equity as of September 30, 1996, and the consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at September 30, 1996 and for all period presented have been made.

The operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

                  VANDERBILT SQUARE CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1996
                                (Unaudited)



NOTE 4 - EARNINGS (LOSS) PER SHARE

Per share information was computed using the weighted average number of common shares outstanding during the reporting periods. Per share information computed to be less than one cent is not shown on the accompanying financial statements.

NOTE 5 - INVESTMENT IN MARKETABLE TRADING SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounted to $446,378 at September 30, 1996, and $320,920 at December 31, 1995. The
cost of these investments is $479,680 and $366,314 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the consolidated statement of operations under the caption "Realized and unrealized gain (loss) in marketable trading securities".

NOTE 6 - OTHER

On August 6, 1996, the Board of Directors of the Company declared a 10% stock dividend of the outstanding Common Stock of the Company. The stock dividend was paid on September 24, 1996 to all stockholders of record at the close of business on August 23, 1996.

NOTE 7 - POST BALANCE SHEET EVENT

On October 30, 1996, the Company accepted the resignation of Ronald A. Martini as an officer and director of the Company. In addition, the Board of Directors of the Company appointed Glenn Shaffren to the vacancy on its Board of Directors and elected Mr. Shaffren as Vice President/Chief Operating Officer of the Company, both effective on November 1, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

At September 30, 1996, the Company had current assets of $903,524, compared to $667,371 at December 31, 1995; total assets of $1,206,928 as compared to $920,910 at December 31, 1995; current liabilities of $72,685 as compared to $40,810 at December 31, 1995, and a current net worth of $1,134,243 as compared to $880,100 at December 31, 1995. (See "Financial Statements"). The increase in total assets and net worth are principally due to the increase in net income generated by operations.

Liquidity

As of September 30, 1996, the Company had cash and cash equivalents of $323,216, which was an increase of $126,034 from December 31, 1995. The Company believes it has sufficient cash and cash equivalents to meet its current liquidity requirements. In the event the Company requires additional cash, the Company can readily liquidate marketable securities.

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

Results of Operations

The Company's revenues for the nine months ended September 30, 1996, and September 30, 1995, were principally derived from interest income and activity related to marketable securities transactions.

The Company's revenues for the nine months and three months ended September 30, 1996, was $292,014 and $6,313 as compared to $99,757 and ($16,834) for the comparable periods last year. The principal reason for the increase in revenues for the nine months and three months ended September 30, 1996 was the increase in gain on investment in marketable trading securities.

Operating expenses increased to $84,263 for the nine months ended September 30, 1996, as compared to $42,418 for the comparable period last year. The principal reason for the increase in operating expenses was an increase in consulting fees. Operating expenses decreased slightly to $21,457 for the three months ended September 30, 1996, as compared to $22,614 for the comparable period last year. Income before provision for income taxes for the nine months ended September 30, 1996, was $258,440 as compared to $90,267 for the same period last year. The increase in income of $168,173 is principally due to an increase in gain on investment in marketable securities of $207,940 and an increase in equity of an unconsolidated subsidiary of $17,861.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

On August 6, 1996, the Board of Directors of the Company declared a 10% stock dividend of the outstanding Common Stock of the Company. The stock dividend was paid on September 24, 1996 to all stockholders of record at the close of business on August 23, 1996.

On October 30, 1996, the Company accepted the resignation of Ronald A. Martini as an officer and director of the Company. In addition, the Board of Directors of the Company appointed Glenn Shaffren to the vacancy on its Board of Directors and elected Mr. Shaffren as Vice President/Chief Operating Officer of the Company, both effective on November 1, 1996.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VANDERBILT SQUARE CORP.


Date: November 13, 1996               By: /s/ Norman H. Becker
                                          Norman H. Becker, President