Form 10-K
period 1996-12-31
VANDERBILT SQUARE CORP
filed 1997-03-31
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended

                 Commission File Number 2-96366-A

                   VANDERBILT SQUARE CORPORATION
      (Exact Name of Registrant as Specified in Its Charter)

    Florida                                        59-2483405
     (State or Other Jurisdiction(IRS Employer of Incorporation) Identification Number)

    3040 East Commercial Blvd., Ft. Lauderdale, Florida, 33308
    (Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including area code (954) 776-0902

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                     Name of each exchange
                                             on which registered

      None                                          None

   Securities registered pursuant to Section 12(g) of the Act:

                              None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained heDecember 31, 1996rein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1997 was $1,631,560.

The number of shares of Registrant's Common Stock issued as of March 24, 1997, was 16,490,756, of which a total of 92,400 shares were held by the Company in treasury.

                              INDEX



          Item                                               Page

Part I    1.   Business                                       3

          2.   Properties                                     3

          3.   Legal Proceedings                              3

          4.   Submission of Matters to a Vote of
                 Security Holders                             4

Part II   5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters              4

          6.   Selected Financial Data                        5

          7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   5

          8.   Financial Statements and Supplementary
                 Data                                         7

          9.   Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure                                   7

Part III  10.  Directors and Executive Officers of the
                 Registrant                                   7

          11.  Executive Compensation                         8

          12.  Security Ownership of Certain Beneficial
                 Owners and Management                        8

          13.  Certain Relationships and Related
                 Transactions                                 9

Part IV   14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                      11

                              PART I


ITEM 1.   Business

     Vanderbilt Square Corporation (the "Registrant" or "Company") was organized under the laws of the state of Florida on January 16, 1985. The Company is engaged in (a) leasing equipment to customers through its wholly-owned subsidiary, Hi-Tech Leasing, Inc., ("Hi-Tech"); (b) deriving revenues from investments in marketable securities; and (c) rendering consulting advice and administrative and office management services to Corrections Services, Inc. ("CSI") on an "as needed" basis. CSI, a public company, is engaged in developing and marketing electronic monitoring systems to law enforcement agencies and facilities. The system consists of a computer-controlled electronic signalling system which permits continuous monitoring of a person's presence or absence from their residence. The Company currently owns approximately twenty-eight percent (28%) of the issued and outstanding CSI Common Stock, and the Company's President and Secretary are also officers and directors of CSI.

     Through Hi-Tech, the Company enters into equipment leasing with customers pursuant to which the Company retains title and ultimate ownership of the leased equipment. The customer, or lessee, is entitled to possession and use of the equipment for the purposes for which the equipment is intended so long as the customer continues to make the scheduled lease payments and so long as all other performance obligations incumbent upon the customer under the lease agreement are performed and satisfied. The Company establishes its payment schedule and lease term under each and every lease on a case-by-case basis in keeping with its view of commercial risk, inflationary prospects, customer's financial data and prevailing terms in the equipment leasing industry. The lease payment schedules vary from twelve (12) months to sixty (60) months, terms which are customary in the equipment leasing industry.

ITEM 2.   Properties

     The Company does not own or lease real property. The Company maintains its executive offices pursuant to an oral month-to-month tenancy from an affiliate at a cost of $1,350 per month.

ITEM 3.   Legal Proceedings

     No legal proceedings are currently pending or, to the knowledge of management, threatened against the Company.

ITEM 4.   Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                             PART II


ITEM 5.   Market For Registrant's Common Equity And Related
          Stockholder Matters

     The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board under the symbol "VNSR". Set forth below is the range of high and low bid and asked information for the Company's Common Stock for the two most recent fiscal years. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and does not necessarily represent actual market transactions.

     During the period between January 1, 1995 and December 31,
1996, the range of the reported high and low bid and asked quotations for the Company's Common Stock was as follows:

PERIOD                            BID PRICE         ASKED PRICE
                                HIGH      LOW       HIGH    LOW

First Quarter - 1995            $ .07    $ .0625  $ .125  $ .10
Second Quarter - 1995           $ .07    $ .0625  $ .125  $ .10
Third Quarter - 1995            $ .08    $ .0625  $ .125  $ .10
Fourth Quarter -
  Ending December 31, 1995      $ .08    $ .0625  $ .125  $ .10

First Quarter - 1996            $ .375 $ .25      $ .50   $.375
Second Quarter - 1996           $ .375 $ .25      $ .50   $.375
Third Quarter - 1996            $ .40  $ .18      $ .40   $ .25
Fourth Quarter -
  Ending December 31, 1996      $ .375 $ .18      $ .40   $ .25

     As of March 24, 1997, there were approximately 185 record holders of the Registrant's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for additional stockholders at brokerage firms and/or clearing houses. The Company, therefore, was unable to determine the precise number of beneficial owners of its Common Stock as of March 24, 1997.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but rather intends to retain earnings, if any, for future growth and expansion opportunities. Payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements and other factors determined to be relevant by the Board of Directors.

ITEM 6.   Selected Financial Data

                                               Years Ended December 31,
                            1996          1995        1994        1993        1992
Revenues                 $  227,902  $   99,710   $  108,928   $  172,354  $  144,670
Operating Expenses       $  169,509  $   91,595   $  110,129   $  153,895  $  152,227
Net Income (loss)        $   59,443  $    1,498   $    6,642   $  254,483  $ (277,593)
Weighted number of
  shares outstanding     14,847,281  14,224,096   14,515,066   12,779,737  12,291,903
Net income (loss)
  per share of Common
  Stock outstanding      $      -0-  $      -0-   $      -0-   $      .02  $    (.023)

Total Assets             $1,063,919  $  920,910   $1,004,085   $1,011,870  $  631,361
Total Liabilities        $   51,673  $   40,810   $   78,987   $   76,818  $  288,911
Cash Dividends           $      -0-  $      -0-   $      -0-   $      -0-  $      -0-


See Financial Statements and Notes to Financial Statements

ITEM 7. Management Discussion And Analysis Of Financial Condition And Results Of Operations

     This analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

     At December 31, 1996, the Company had current assets of $763,977 as compared to $667,371 at December 31, 1995, total assets of $1,063,919 at December 31, 1996 as compared to $920,910 at December 31, 1995, current liabilities of $48,447 at December 31, 1996, as compared to $40,810 at December 31, 1995, total liabilities of $51,673 at December 31, 1996, as compared to $40,810 at December 31, 1995, and a net worth of $1,012,246 at December 31, 1996, as compared to $880,100 at December 31, 1995. (See "Financial Statements"). The increase in assets was principally due to the increases in cash and cash equivalents and marketable trading securities. The increase in liabilities was principally due to the increase in accounts payable and accrued expenses.

Liquidity

     During the year ended December 31, 1996, the Company had an increase in cash and cash equivalents and marketable securities to $693,276. The Company's increase in cash was principally due to the sale of its investment in its unconsolidated subsidiary, Americas Gaming in 1995. The Company has limited liabilities, and no present commitments that are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Company, therefore, believes that it has sufficient funds to meet any current liquidity needs. In addition, the Registrant knows of no trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, its liquidity increasing or decreasing in any material way.

Capital Resources

     The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit. In the event of future need, the Company believes that it will be able to meet any financial needs with its current cash position, or borrow at prevailing terms and through loans collateralized, if necessary, by its assets.

     The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources.

Results of Operations

     The Company's revenues for the year ended December 31, 1996, was $227,902 as compared to $99,710 for the year ended December 31, 1995, and $108,928 for the year ended December 31, 1994. The principal reason for the increase in revenues was the increase in income from sales of marketable trading securities.

     Operating expenses increased to $169,509 for the year ended December 31, 1996 as compared to $91,595 at December 31, 1995 and $110,129 at December 31, 1994. The difference between operating expenses at December 31, 1996 and December 31, 1995, was $77,914. The difference in operating expenses at December 31, 1995 and December 31, 1994 was $18,534. The principal reasons for the differences was an increase in provision for uncollectable accounts between December 31, 1996 and 1995, and a decrease in professional and consulting fees between December 31, 1995 and 1994. Income before provision for income taxes for the year ended December 31, 1996, was $86,846 as compared to a loss of ($480) for the year ended December 31, 1995 and income of $10,130 for the year ended December 31, 1994. The increase in income of $87,326 for the year ended December 31, 1996 as compared to December 31, 1995, was principally due to an increase in earnings from the sale of marketable trading securities. The decrease in income of $10,610 for the year ended December 31, 1995 as compared to December 31, 1994 was principally due to a decrease in earnings of an unconsolidated subsidiary.

     Registrant knows of no other trends or uncertainties that have had, or that the Company reasonably expects will have, a materially favorable or unfavorable impact on the Company's capital resources, net sales, revenues or income from continuing operations.
Moreover, Registrant knows of no other events that will cause a material change in the relationship between its costs and revenues.

ITEM 8.   Financial Statements And Supplementary Data

     Financial information pursuant to this Item appears elsewhere in this Report. See Item 14.

ITEM 9.   Disagreements On Accounting And Financial Disclosure

     No change in Accountants took place with respect to the preparation of the Company's financial statements for the two (2) most recent fiscal years contained in this report, namely the fiscal years ended December 31, 1996 and December 31, 1995.


                             PART III

ITEM 10.  Directors And Executive Officers Of The Registrant

     The directors and executive officers of the Company, as of the date of this Report were as follows:

Name                     Age            Offices Held

Norman H. Becker         59             President and Director

Glenn Shaffren           42             Vice President and
                                         Director

Diane Aquino             49             Secretary/Treasurer and
                                         Director

     Norman H. Becker, prior to his appointment as the Company's President and Chief Executive Officer during February 1987, was Secretary/Treasurer and a Director of the Company since its inception, January 16, 1985. Since January, 1993, Mr. Becker has also been President of CSI, an affiliate of the Company. (See "Business" and "Financial Statements" and accompanying notes). Additionally, since January 1985, Mr. Becker has been self-employed in the practice of public accounting. Mr. Becker is a graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants, and the Dade County Chapter of the Florida Institute of Certified Public Accountants.

     Glenn Shaffren became Vice President and a Director of the Company in November, 1996. Since 1994, Mr. Shaffren has been an officer and director of Digitel Network Services, Inc., a private Georgia corporation, and its Chief Executive Officer and Chief Financial Officer since March, 1995. He has been involved in cable television since 1979 and has owned, operated and sold two outside plant construction and installation companies specializing in fiber optic cable and coaxial cable, aerial and underground construction, splicing and activation. In 1992, Mr. Shaffren was Vice President of Operations for American Fiber Optics. Mr. Shaffren resigned as an officer and director of the Company on January 29, 1997.

     Diane Aquino has been Secretary/Treasurer and a Director of the Company since February 15, 1989. Since January 1993, Ms.
Aquino has been Secretary and Treasurer of CSI, an affiliate of the Company.

     Ronald A. Martini was a director of the Company since April 1986, and was Vice-President since February 27, 1987. On April 24, 1990, Mr. Martini entered a guilty plea in the United States District Court for the District of New Jersey to violations of federal conspiracy, mail fraud and securities laws in connection with transactions in securities of public companies unrelated to the Company during a fifteen (15) month period in 1988 and 1989.
On October 30, 1996, the Company accepted the resignation of Mr. Martini as an officer and director of the Company.

     Mr. Martini and Ms. Aquino are married to each other.

ITEM 11.   Executive Compensation

                                     SUMMARY COMPENSATION TABLE

                                            Annual Compensation                         Long Term Compensation
                                                                                   Awards                      Payments
                                                                           Restricted    Securities
Name of Individual                                         Other Annual    Stock         Underlying/      LTIP        All Other
and Principal Position   Year        Salary    Bonus       Compensation    Award(s)      Options/SARs     Payouts     Compensation

Norman H. Becker         1996        $ 4,000    -0-           $1,163         -0-           -0-              -0-           -0-
President

Glenn Shaffren           1996          -0-      -0-             -0-          -0-           -0-              -0-           -0-
Vice President

Diane Aquino             1996        $7,500     -0-             -0-          -0-           -0-              -0-           -0-
Secretary/Treasurer


     During the 1996 fiscal year, the Company did not issue any stock options, stock appreciation rights, restricted stock awards, LTIP awards, or similar compensation to any person or entity. In addition, none of the Company's officers and directors had employment agreements or similar arrangements with the Company.

ITEM 12.  Security Ownership Of Certain Beneficial Owners And
          Management

     The following table sets forth, as of the date of this Report, certain information concerning beneficial ownership of the Company's Common Stock, by (i) each person known to the Company to own five percent (5%) or more of the Company's outstanding Common Stock, (ii) all directors of the Company, naming them and (iii) all directors and officers of the Company as a group, without naming them.

                         Amount and Nature of          Percent
Name and Address         Beneficial Ownership (1)      of Class (1)(4)
Norman H. Becker (2)             1,157,200                  7.0%

Diane Aquino (2)(3)              1,138,500                  6.9%

Ronald A. Martini (2)(3)         4,131,945                 25.1%

Glenn Shaffren (2)                   6,600                   .1%

Peter Isaacs                       900,000                  5.5%
13387 Double Tree Circle
West Palm Beach, FL 33414

All Officers and Directors
 as a Group (3 persons)          2,302,300                 14.0%


(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)  The address for each person is c/o Vanderbilt Square
     Corporation, 3040 East Commercial Blvd., Ft. Lauderdale,
     Florida 33308.

(3)  Ms. Aquino and Mr. Martini are married to each other.

(4) Calculations are based upon 16,490,756 issued shares of the Company's Common Stock of which 92,400 shares were held by the Company in treasury.


ITEM 13.   Certain Relationships And Related Transactions

     During the fiscal year ended December 31, 1996, there were no material transactions between the Company and any of its officers and/or Directors which involved $60,000 or more.

     On August 6, 1996, the Board of Directors of the Company declared a 10% stock dividend of the outstanding Common Stock of the Company. The stock dividend was paid on September 24, 1996 to all stockholders of record at the close of business on August 23, 1996.

     On October 30, 1996, the Company accepted the resignation of Ronald A. Martini as an officer and director of the Company. In addition, the Board of Directors of the Company appointed Glenn

Shaffren to the vacancy on its Board of Directors and elected Mr.
Shaffren as Vice President and a Director of the Company, effective on November 1, 1996. On January 29, 1997, the Company accepted the resignation of Mr. Shaffren as an officer and director of the Company.

                            PART IV

ITEM 14.   Exhibits, Financial Statements, Schedules And Reports On
          Form 8-K

     (a)  1.   Financial Statements:

         (i)   Report of Independent Certified Public Accountant;

        (ii)   Consolidated Balance Sheet - December 31, 1996 and
                 December 31, 1995;

       (iii) Consolidated Statement of Operations - Three years ended December 31, 1996;

        (iv)   Consolidated Statement of Shareholders' Equity -
                 Three years ended December 31, 1996;

         (v) Consolidated Statement of Cash Flows - Three years ended December 31, 1996;

        (vi)   Notes to Consolidated Financial Statements

     (a)  2.   Financial Statement Schedules:

               Schedule I -   Marketable Securities - Other
                              Investments - December 31, 1996;
                              Marketable Securities - Other
                              Investments - December 31, 1995;

               Schedule II -  Amounts Receivable From Related
                              Parties - December 31, 1996;
                              Amounts Receivable From Related
                              Parties - December 31, 1995;
                              Amounts Receivable From Related
                              Parties - December 31, 1994;

              Schedule XIII - Other Investments - Unconsolidated
                               Subsidiary - December 31, 1996
                                            December 31, 1995

     All other financial statements and schedules not listed have been omitted since they are neither applicable nor required, or because the required information is not material or is included in the financial statements or the notes thereto.

     (a)  (3)  Exhibits     None

     (b)       Reports of Form 8-K

               The Registrant filed no reports on Form 8-K during the fourth quarter of 1996.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           VANDERBILT SQUARE CORP.


Dated: March 24, 1997                      By:/s/ Norman H. Becker
                                           Norman H. Becker, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report have been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                        Title               Date

(i) Principal Executive Officer


/s/ Norman H. Becker             Chief Executive      March 24, 1997
Norman H. Becker                 Officer

(ii) Principal Financial and
     Accounting Officer


/s/ Diane Aquino                  Treasurer           March 24, 1997
Diane Aquino

(iii) A Majority of the Board
      of Directors


/s/ Norman H. Becker              Director           March 24, 1997
Norman H. Becker


                                  Director           March 24, 1997
Glenn Shaffren


/s/ Diane Aquino                  Director           March 24, 1997
Diane Aquino

             VANDERBILT SQUARE CORP. AND SUBSIDIARIES

              REPORT ON EXAMINATION OF CONSOLIDATED

                       FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1996 AND 1995

                             CONTENTS


                                                             PAGE

INDEPENDENT AUDITOR'S REPORT                                   1

CONSOLIDATED BALANCE SHEET                                     2

CONSOLIDATED STATEMENT OF OPERATIONS                           3

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY                 4

CONSOLIDATED STATEMENT OF CASH FLOWS                           5

NOTES TO FINANCIAL STATEMENTS                                6 - 13

Board of Directors and Shareholders
Vanderbilt Square Corp. and Subsidiaries
Fort Lauderdale, Florida


                   INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Vanderbilt Square Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and shareholders' equity and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanderbilt Square Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/Thomas W. Klash
Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
January 30, 1997

                VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 1996 AND 1995

                                ASSETS

                                                 1996           1995
Current Assets:
   Cash and cash equivalents                 $  250,209      $ 197,182
   Notes receivable - current:
     Affiliate                                   38,478         14,298
     Other                                       20,544         98,695
   Accounts receivable:
     Other                                        4,334         26,297
   Investment in marketable trading
     securities - at market                     443,067        320,920
   Accrued interest receivable                      143          1,037
   Net investment in direct financing
     leases - current                             3,453          3,976
   Deferred income taxes - current                  -            4,966
   Prepaid income taxes                           3,749            -

        TOTAL CURRENT ASSETS                    763,977        667,371

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY         250,008        214,316

PROPERTY AND EQUIPMENT - at cost -
   Net of accumulated depreciation of
    $3,920 in 1996 and 1995                         -              -

NOTES RECEIVABLE - NONCURRENT
   Affiliate                                     34,347            179
   Other                                          6,733         25,561

NET INVESTMENT IN DIRECT FINANCING
   LEASES - noncurrent                            8,854          4,610

DEFERRED INCOME TAXES - noncurrent                  -            8,873
                                             $1,063,919     $  920,910






See accompanying notes to consolidated financial statements.

                                -2(a)-

               VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 1996 AND 1995


                 LIABILITIES AND SHAREHOLDERS' EQUITY



                                               1996            1995

CURRENT LIABILITIES:
   Accounts payable and accrued expenses    $   40,109      $  34,818
   Income taxes payable                            -            5,992
   Deferred income taxes - current               8,338            -

       TOTAL CURRENT LIABILITIES                48,447         40,810

DEFERRED INCOME TAXES - NON CURRENT              3,226            -
                                                51,673         40,810

SHAREHOLDERS' EQUITY
   Common stock $.0001 par value,
     authorized 50,000,000 shares,
     issued 16,490,756 shares in 1996,
     and 14,991,600 shares in 1995;
     outstanding 16,398,356 in 1996
     and 13,935,850 shares in 1995               1,649          1,499
   Additional paid-in capital                1,137,363        970,557
   Retained earnings (deficiency)             (116,734)        (9,221)
                                             1,022,278        962,835
   Less treasury stock - 92,400 in 1996;
    and 1,055,750 shares in 1995                10,032         82,735
                                             1,012,246        880,100

                                            $1,063,919     $  920,910







See accompanying notes to consolidated financial statements.

                                -2(b)-

                 VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                    THREE YEARS ENDED DECEMBER 31, 1996


                                        1996           1995        1994
REVENUES:
   Interest and dividend income     $    39,424    $    33,448  $   20,228
   Income realized from
     sale of marketable
     equity securities                  187,493         47,317      29,176
   Consulting fees                          -           18,000      57,940
   Direct finance lease income              985            945       1,584
                                        227,902         99,710     108,928

OPERATING EXPENSES:
   Selling, general and
     administrative expenses            225,097         85,046      99,934
   Provision for loss on market
     decline of marketable
     trading securities                 (55,588)         6,549      10,195
                                        169,509         91,595     110,129

INCOME (LOSS) FROM OPERATIONS            58,393          8,115      (1,201)

OTHER INCOME (EXPENSE)
   Equity in earnings (loss) of
     unconsolidated subsidiary           26,453          8,595      11,331

INCOME (LOSS) BEFORE INCOME TAXES        86,846           (480)     10,130

PROVISION FOR INCOME TAXES
    - CURRENT                             -              -         1,741
PROVISION (CREDIT) FOR INCOME
   TAXES - DEFERRED                      25,403         (1,978)      1,747
                                         25,403         (1,978)      3,488

NET INCOME (LOSS)                   $    59,443    $     1,498  $    6,642

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         14,847,281     14,224,096  14,515,066

NET INCOME (LOSS) PER COMMON
   SHARES                           $       -      $       -    $      -






See accompanying notes to consolidated financial statements.

                                VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  THREE YEARS ENDED DECEMBER 31, 1996

                                   Common Stock
                                  $.0001 Par Value       Additional    Retained
                               Authorized 50,000,000 Shares    Paid-In        Earnings    Treasury
                                   Shares      Amount    Capital       (Deficit)     Stock       Total
Balance - December 31, 1993      14,633,750      1,499     970,557     (17,361)     (19,643)    935,052

  Purchase of Treasury Shares      (204,000)       -          -            -        (16,596)    (16,596)

  Net income for the period             -          -          -          6,642          -         6,642

Balance - December 31, 1994      14,429,750      1,499     970,557     (10,719)     (36,239)    925,098

  Purchase of Treasury Stock       (826,900)       -          -             -       (71,477)    (71,477)

  Sale of Treasury Stock            333,000        -          -             -        24,981      24,981

  Net income for the period             -          -          -          1,498          -         1,498

Balance -
  December 31, 1995              13,935,850      1,499     970,557      (9,221)     (82,735)    880,100

  10% Stock Dividend              1,499,156        150     166,806    (166,956)         -           -

  Purchase of Treasury Stock       (249,100)       -           -            -       (33,070)    (33,070)

  Sale of Treasury Stock          1,212,450        -           -            -       105,773     105,773

  Net income for the period             -          -           -        59,443          -        59,443

Balance
  December 31, 1996(a)           16,398,356   $  1,649  $1,137,363   $(116,734)   $ (10,032) $1,012,246


(a) Reflected on the accompanying
     balance sheet as:
     Issued:             16,490,756
     Treasury Shares:        92,400
                         16,398,356

See accompanying notes to financial statements.

                   VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                      1996           1995*        1994*
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income                      $  59,443     $    1,498   $    6,642
   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating
      activities:
      (Gain) on sale of
       marketable securities          (187,493)       (47,317)      29,177)
     Amortization of deferred
        revenue                            -              -         (3,940)
     Equity in (earnings) loss
       of unconsolidated subsidiary    (26,453)         8,595      (11,331)
     Allowance for market decline
       of securities                   (55,588)         6,549       10,195
     Write off of uncollectible
        notes                         74,000         10,000          -
   Changes in operating assets
     and liabilities:
     Increase in accounts
       payable and accrued expenses      5,291        (42,797)       4,511
     (Increase) decrease in
       accrued interest receivable         894           (334)        (450)
     Decrease (increase) in
       deferred income taxes            25,403         (1,978)       1,747
     (Increase) decrease in accounts
       receivable - other               22,331         (6,456)       3,581
     (Decrease) increase in income
       taxes payable                    (9,741)           326        1,598
     Proceeds from sale of
       marketable securities           728,716        236,496      141,260
     Purchase of marketable
       securities                     (531,320)      (596,177)    (129,952)

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                 105,483       (431,595)      (5,316)



Continued on next page



                                     -5(a)

                  VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                     THREE YEARS ENDED DECEMBER 31, 1996

              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                     1996          1995*        1994*
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Loan advance to affiliates       (74,043)       (3,000)      (30,000)
  Principal collections of loans
    to affiliates                   15,695        30,741        24,260
  Advances paid on notes
    receivable - other              (9,250)      (68,500)     (272,000)
  Principal collections of notes
    receivable - other              32,229       186,144        82,041
  Principal collections on direct
    financing leases                 3,379         5,769         6,226
  Purchase of equipment for lease   (7,100)          -             -
  Proceeds from sale of
    investments in
    unconsolidated subsidiaries      4,753        469,255        81,054
  Investment in unconsolidated
    subsidiaries                   (18,119)       (19,628)      (54,053)

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES             (52,456)       600,781      (162,472)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              53,027        169,186      (167,788)

CASH AND CASH EQUIVALENTS -
  Beginning of year                197,182         27,996       195,784

CASH AND CASH EQUIVALENTS -
   End of Year                 $  250,209     $  197,182    $   27,996





See accompanying notes to financial statements.

* Reclassified for comparative purposes


                                   -5(b)-

             VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Hi-Tech Leasing, inc., and Professional Programmers, Inc. All significant intercompany accounts and transactions have been eliminated. The financial statements of Hi-Tech Leasing, Inc., are included in consolidation for its year ended November 30, in order to expedite preparation of financial statements and to coincide with the taxable year of the Company.

         Revenue Recognition - The Company leases equipment under agreements accounted for as direct financing leases.
         Under this accounting method, the gross investment in the leases is recorded as the total of the minimum lease payments plus the unguaranteed residual salvage value of the property. The excess of the gross investment over the cost of the property represents unearned income, and this is deducted from the gross investment to arrive at the net investment in the direct financing leases. The unearned interest income is amortized to income over the term of the leases using the "interest method" so as to produce a constant periodic rate of return on the net investment in the leases.

         Investments in Marketable Trading Securities - The Company's investment in marketable trading securities consists of trading securities as defined in FASB Statement No. 115. Trading securities are carried at market value in the accompanying balance sheets. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the statement of operations.

         Net Income (Loss) Per Common Share - Net income (loss) per common share was computed by dividing the net income
         (loss) for each period by the weighted average number of common shares outstanding during each period.

         Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

             VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995


NOTE B - NOTES RECEIVABLE - AFFILIATES

                                                      1996         1995
         10% Note Receivable - Unsecured -
         Due from a company whose shareholder
         is an officer and director of an
         affiliated company.                          $     -      $  12,211

         10% Note Receivable - Due from
         a company whose shareholder is an
         officer and director of the Company
         - unsecured and due on demand                  25,000          -

         8% Note Receivable - Due from an
         individual who is an officer and
         director of the Company -
         collateralized by transportation
         equipment - payable in monthly
         installments of $488, including
         interest, thru November 15, 2000               20,000          -

         10% Note Receivable - Due from
         a company whose shareholder is
         an officer and director of the
         Company - collaterized by
         transportation equipment - payable
         in monthly installments of $937,
         including interest, through
         September 15, 1999                             27,647          -

         7% Note Receivable - Due from an
         officer of the Company - payable
         in monthly installments of $575,
         including interest through
         March 23, 1996                                   -          2,266

          Other                                           178          -
                                                       72,825       14,477

         Deduct noncurrent portion                     34,347          179

                                                     $ 38,478     $ 14,298

         Interest income relating to notes from related parties amounts to $1,334 in 1996 and $2,207 in 1995.

             VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995


NOTE C - NOTES RECEIVABLE - OTHER

         Notes receivable - other - consist of the following:

                                                   1996          1995
         8% - 12% Notes Receivable -
         Collateralized by transportation
         and other equipment.  Payments
         are due in various monthly
         installments through
         November 15, 1998                         $  23,797     $ 44,377

         10% Note Receivable -
         Collateralized by common
         stock of publicly traded
         companies and due on demand                    -         10,000

         10% Notes Receivable -
         Collateralized by equipment
         having fair market value
         exceeding the principal balance
         of the respective note. The
         notes are due in various monthly
         installments of through
         October 1, 1997                               3,480          -

         6% - 10% Notes Receivable -
         Due from various individuals
         - on demand and unsecured                       -        69,879
                                                     27,277      124,256

         Deduct noncurrent portion                    6,733       25,561
                                                   $ 20,544     $ 98,695


         Interest earned on the above notes amounts to $9,644 in 1996 and $22,382 in 1995.

NOTE D - INVESTMENT IN MARKETABLE TRADING SECURITIES

         At December 31, 1996, the Company's investment in marketable trading securities consisted entirely of trading securities as follows:

                                                Cost       Market Value

         Investment in corporate
           trading securities                   $420,584     $443,067

             VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995



NOTE D - INVESTMENT IN MARKETABLE TRADING SECURITIES (Cont'd)

         Unrealized gains (losses) on changes in market values of marketable trading securities amounted to $55,588 in 1996 and ($6,549) in 1995.

NOTE E - NET INVESTMENT IN DIRECT FINANCING LEASES

         The Company's operations include leasing various types of equipment which are classified as direct financing leases. These leases are summarized as follows at December 31, 1996 and 1995:

                                             1996         1995
         Total minimum lease payment
           to be received (a)             $ 14,017    $  6,778

         Add: unguaranteed residuals           -         2,500

           Gross investment in leases       14,017       9,278

         Deduct: unearned interest
            income                           1,710         692

           Net investment in direct
           financing leases                 12,307       8,586

         Deduct: current portion             3,453       3,976

         Noncurrent portion               $  8,854    $  4,610


        (a) The minimum leases payments due at December 31, 1996, for each of the remaining years on the leases are as follows:


               1997                       $ 4,313
               1998                         4,313
               1999                         4,313
               2000                         1,078
                                          $14,017

               VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1996 AND 1995


NOTE F - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         The Company's investment in Corrections Services, Inc. ("CSI") consists of 1,417,800 shares of common stock, which represents 27.7% of the investee's outstanding common stock at December 31, 1996. This investment is accounted for using the equity method for recognizing income or loss of the investee. During 1996, the Company increased its equity in the investee by $26,453 as a result of the investees net profit of $113,003 and the net purchase of 47,800 additional common shares.

         The condensed financial statements of CSI are as follows:

<CAPTION
                                          December 31,
                                 1996       1995        1994

         Total Assets        $1,205,096  $1,087,236  $1,101,968
         Total Shareholders'
           Equity             1,070,006     957,003     979,720
         Total Revenues         552,441     533,269     890,094
         Net Income (Loss)      113,003     (22,717)     61,412

   The quoted market value of CSI Common Stock owned by the Company at December 31, 1996 was $171,466.

NOTE G - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY - AT COST

   During the year ended December 31, 1995, the Company sold 907,500 shares of Americas Gaming International, Inc. f/k/a Oxford Capital Corp. ("Americas Gaming") Common Stock that it held for investment purposes. Moreover, the Company bought and sold additional Americas Gaming stock during the year, which resulted in a gain in the amount of $36,775.

   The quoted market value of Americas Gaming Common Stock owned by the Company at December 31, 1995 was $15,183.

   During 1995, the Company sold Americas Gaming Common Stock to certain Vanderbilt shareholders and another related entity at prevailing market prices at the time of sale. The transactions resulted in a loss of $8,967.

             VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995



NOTE H - RELATED PARTY TRANSACTIONS

   Consulting and Professional Fees - The Company paid consulting and professional fees of $43,525 in 1996, $6,139 in 1995, and $10,663 in 1994, to various firms and individuals affiliated by virtue of common management or stock ownership.

   Office Management and Expenses - The Company paid office management expenses of $15,300 in 1996, and $14,875 in 1995 and 1994.

   Consulting Revenues - The Company received consulting fees from various affiliated entities amounting to $-0- in 1996, $18,000 in 1995, and $57,940 in 1994.

   Rent Expense - The Company paid total rent expense of $16,200 in 1996, and $15,750 in 1995 and 1994, to an
   entity affiliated by common principal stockholders and management.

   Sale of Investments - During 1994, the Company sold certain marketable securities of affiliated companies, at market value which resulted in a gain of $43,028.


NOTE I - CONSULTING AGREEMENT

   On February 23, 1989, the Company entered into an agreement with CSI. The agreement provided that the Company will render consulting services to CSI for a period of five years. The consulting services include marketing, financial and administrative services. In accordance with the contract, the Company received
   1,000,000 shares of CSI common stock valued at $233,333.
   CSI has certain officers, directors and principal shareholders in common with the Company.

   Revenues relating to the agreement are considered earned proratably over five years, accordingly, operating revenues include consulting fees of $3,940 in 1994, $46,656 in 1993. The Company received a total of $-0- in 1996 and $18,000 for services during 1995 on an as-needed basis.

             VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995



NOTE J - INCOME TAXES

   The components of the provision for income taxes are as follows for the three years ended December 31, 1996:

                                  1996      1995      1994
               Federal         $ 24,078  $  1,978  $  3,211
               State              1,325       -         277
                               $ 25,403  $  1,978  $  3,488


         Significant components of deferred tax expense are as follows:

<CAPTION
                                               Deferred Tax
                                            Asset          Liability
         Current Assets and Liabilities:
           Allowance for market
           appreciation of securities       $    -         $  8,338
         Total Current                           -            8,338

         Noncurrent Assets and Liabilities:
          Investment in unconsolidated
            subsidiaries - equity in
            earnings or loss                     -            3,968

         Net operating loss carryforward         742            -
             Total Noncurrent                    742          3,968

         Total Current and Noncurrent       $    742       $ 12,306

         NET DEFERRED TAX LIABILITY         $ 11,564


NOTE K - SEGMENT INFORMATION

         The Company operates principally in three businesses, namely, equipment leasing, consulting, and deriving income from investments. Equipment leasing operations involve the purchase of tangible personal property in connection with a financing arrangement for certain property for a specific customer. Investment operations principally relate to the purchase and sale of marketable equity securities. Operations in the consulting industry include financial consulting and office management. Total revenue by industry includes both sales to unaffiliated customers and sales to affiliates, as reported in the Company's consolidated statement of operations.

         Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items has been added or deducted; general corporate expenses, interest expenses, income taxes and extraordinary items.

             VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995


NOTE K - SEGMENT INFORMATION (Cont'd)

         Identifiable assets by industry are those assets that are used in the Company's operations in each industry.
         Corporate assets are principally cash and notes receivable.

<CAPTION
                                Equipment                            Consolidated
                                Leasing     Investments  Consulting     Total


           Revenues            $   985       $  282,505   $    -0-    $  283,490

           Operating Profit
             (loss)            $   517       $   74,273   $    -0-    $   74,790

           General Corporate
             Expenses                                                 $   15,829

           Net Operating
             Income                                                   $   58,961

           Identifiable
             assets at
             December 31,
             1996              $12,307       $1,047,863   $     -     $1,060,170

           Total assets at
             December 31,
             1996                                                     $1,078,326


NOTE L - OTHER INFORMATION

         On August 6, 1996, the Board of Directors of the Company declared a 10% stock dividend of the outstanding Common Stock of the Company. The stock dividend was paid on September 24, 1996 to all stockholders of record at the close of business on August 23, 1996.

         On October 30, 1996, the Company accepted the resignation of Ronald A. Martini as an officer and director of the Company. In addition, the Board of Directors of the Company appointed Glenn Shaffren to the vacancy on its Board of Directors and elected Mr. Shaffren as Vice President and a Director of the Company, effective on November 1, 1996. On January 29, 1997, the Company accepted the resignation of Glenn Shaffren as an officer and director of the Company.

             VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995


NOTE M - CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, investments in marketable securities, and notes receivable. The Company places its cash investments and investments in marketable securities with high quality institutions and limits the amount of credit exposure to any one institution or investee. Concentrations of credit risk with respect to notes receivable are limited, due to the relatively small average balance per debtor.


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following notes summarize the major methods and assumptions used in estimating the fair value of financial instruments.

         Cash and cash equivalents - The carrying amount approximates fair value due to the liquidity of thse financial instruments.

         Investments - The fair value of investments are based upon quoted market prices for those investments.

         Notes Receivable - The fair value of notes receivable is based upon net realizable value.

                   INDEPENDENT AUDITOR'S REPORT
                ON FINANCIAL STATEMENTS SCHEDULES






Board of Directors and Shareholders
Vanderbilt Square Corp. and Subsidiaries
Fort Lauderdale, Florida


I have audited the consolidated financial statements of Vanderbilt Square Corp. and subsidiaries as of December 31, 1996 and 1995 and for each of the three years ended December 31, 1996 and have issued my report thereon dated January 30, 1997. In connection with my examination, I have also examined the financial statement schedules listed in Item 14(a)(2). In my opinion, these schedules, when considered in relation to the basic financial statements, present fairly in all material aspects the information set forth therein.



Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
January 30, 1997

                              VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                             MARKETABLE SECURITIES - OTHER INVESTMENTS
                                         DECEMBER 31, 1996

                                             SCHEDULE I

                                                                            Amount At Which Each
                         Number of Shares or                                Portfolio of Equity
Name of Issuer and        Units - Principal     Cost of     Market Value    Security Issued Carried
Title of Each Issue        Amount of Bonds     Each Issue   of Each Issue   In the Balance Sheet

Time Warner                     1,000         $ 25,000        $ 25,125            $25,125
Dyneco Corp.                   12,500           25,000          10,938             10,938
Kenilworth System Common       20,000              -               -                  -
Mission Cap                     2,000           50,000          51,000             51,000
Parallel Technologies
 Common                        13,000           14,416             130                130
Ohio Edison                     2,000           50,000          51,625             51,625
ABE Industrial Holdings
 Common                         5,000              -               -                  -
Utilicorp                       2,000           50,000          52,250             52,250
Republic Industries, Inc.       2,500           41,979          83,438             83,438
Renaissance Enterprises
  Common                      349,475              -               -                       -
Americas Gaming Intl. Inc.      1,000            1,458           1,125              1,125
Atlantic Cap                    1,000           25,000          24,875             24,875
Guardian Int'l. Inc.            1,000            4,428           3,000              3,000
Extended Stay America             500            6,886          10,375             10,375
Gulfstar Ind.                  20,000            9,044           7,500              7,500
Pacificorp                      1,000           25,000          25,625             25,625
PSE&G Cap                       1,000           25,000          25,750             25,750
Republic Ind. Inc. (Calls)         10            2,769           3,875              3,875
RJR Nabisco                     1,000           24,877          25,500             25,500
US West Fin.                    1,000           25,000          25,125             25,125
Western Resources                 500           14,727          15,811             15,811
                                              $420,584        $443,067           $443,067


                              VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                             MARKETABLE SECURITIES - OTHER INVESTMENTS
                                         DECEMBER 31, 1995
                                             SCHEDULE I

                                                                            Amount At Which Each
                         Number of Shares or                                Portfolio of Equity
Name of Issuer and        Units - Principal    Cost of      Market Value    Security Issued Carried
Title of Each Issue        Amount of Bonds    Each Issue    of Each Issue   In the Balance Sheet

Cashtek Corp.                  20,000         $  5,978        $  1,000           $  1,000
Time Warner                     1,000           25,000          25,500             25,500
Dyneco Corp.                   12,500           25,000          25,000             25,000
Xavier Mines                   25,000           36,128          26,600             26,600
Little Switzerland              4,000           20,508          14,500             14,500
Kenilworth System Common       20,000            2,805             -                  -
Mission Cap                     2,000           50,000          51,000             51,000
Parallel Technologies
  Common                      104,500           45,914          16,962             16,962
Ohio Edison                     2,000           50,000          51,875             51,875
ABE Industrial Holdings
  Common                        5,000            3,284             -                  -
Utilicorp                       2,000           50,000          52,500             52,500
Republic Waste                  1,000           10,497          26,875             26,875
Rothchild Companies, Inc.      78,500            3,811           3,925              3,925
American Waste                  2,000            9,105           5,000              5,000
Enzo Biochem (Calls)            2,000            3,605           5,000              5,000
Americas Gaming Intl. Inc.      9,000           12,290          15,183             15,183
Renaissance Enterprises
  Common                      349,475              100             -                  -

                                             $ 354,025        $320,920           $320,920



                              VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                       SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                         DECEMBER 31, 1996

                                            SCHEDULE II

    Column A           Column B       Column C               Column D                 Column E
                                                                                     Balance at
                       Balance                              Deductions              End of Period
                     Beginning of                   Amounts             Amounts                Not
Name of Debtor         Period         Additions    Collected   Other  Written Off  Current   Current

Digitel Network
 Services, Inc.       $    -        $  54,043     $  1,396  $   -     $    -      $33,881  $ 18,766

Ronald A. Martini       2,266         20,000         2,266      -          -        4,419    15,581

Specialty Device
 Installers            10,000            -          10,000      -          -          -         -

Frank Bauer             2,211            -           2,033      -          -          178       -

                     $ 14,477       $ 74,043      $ 15,695  $   -     $    -      $38,478  $ 34,347


                              VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                       SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                         DECEMBER 31, 1995

                                            SCHEDULE II

    Column A           Column B       Column C               Column D                 Column E
                                                                                     Balance at
                       Balance                              Deductions              End of Period
                     Beginning of                   Amounts             Amounts                Not
Name of Debtor         Period         Additions    Collected   Other  Written Off  Current   Current

Ronald A. Martini     $  8,755       $    -        $  6,489   $   -    $    -     $ 2,266   $    -

Specialty Device
 Installers             24,741            -          14,741       -         -      10,000        -

Frank Bauer              8,722          3,000         9,511       -         -       2,032       179

                      $ 42,218       $  3,000      $ 30,741   $   -    $    -     $14,298  $    179




                              VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                       SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                         DECEMBER 31, 1994

                                            SCHEDULE II

    Column A           Column B       Column C               Column D                 Column E
                                                                                     Balance at
                       Balance                              Deductions              End of Period
                     Beginning of                   Amounts             Amounts                Not
Name of Debtor         Period         Additions    Collected   Other  Written Off  Current   Current

Corrections
 Services, Inc.       $  3,219       $    -       $  3,219   $   -    $    -       $   -    $    -

Ronald A. Martini       14,807            -          6,052       -         -        6,489      2,266

Specialty Device
 Installers                -           30,000        5,259       -         -       23,550      1,191

Frank Bauer             18,452            -          9,730       -         -        8,722        -

                      $ 36,478       $ 30,000     $ 24,260   $   -    $    -      $38,761   $  3,457




                              VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                             MARKETABLE SECURITIES - OTHER INVESTMENTS
                                         DECEMBER 31, 1996

                                           SCHEDULE XIII

                                                                            Amount At Which Each
                         Number of Shares or                Equity in       Portfolio of Equity
Name of Issuer and        Units - Principal    Cost of      Earnings or     Security Issued Carried
Title of Each Issue        Amount of Bonds    Each Issue    (Loss) Issuer   In the Balance Sheet


Corrections Services, Inc.
  Common                    1,417,800         $299,898        $(49,890)        $250,008


Cumulative


                              VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                             MARKETABLE SECURITIES - OTHER INVESTMENTS
                                         DECEMBER 31, 1995

                                           SCHEDULE XIII

                                                                            Amount At Which Each
                         Number of Shares or                Equity in       Portfolio of Equity
Name of Issuer and        Units - Principal    Cost of      Earnings or     Security Issued Carried
Title of Each Issue        Amount of Bonds    Each Issue    (Loss) Issuer   In the Balance Sheet

Corrections Services, Inc.
  Common                    1,370,000         $290,659        $(76,343)        $214,316



Cumulative
