Form 10-Q
period 1997-03-31
VANDERBILT SQUARE CORP
filed 1997-05-12
CIK 764773

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended March 31, 1997


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

There were 16,490,756 shares of Common Stock, $.0001 par value, issued and outstanding at May 8, 1997. Of that total, 92,400 shares are held by the Company in its treasury.

                    VANDERBILT SQUARE CORP. AND SUBSIDIARY


                                    INDEX



PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Consolidated Balance Sheets - March 31, 1997 (Unaudited) and December 31, 1996.

                 Consolidated Statement of Operations - Three months ended March 31, 1997 and 1996 (Unaudited).

                 Consolidated Statement of Shareholders' Equity - December 31, 1992 through March 31, 1997.

                 Consolidated Statement of Cash Flows - Three months ended March 31, 1997 and 1996 (Unaudited).

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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security-Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                    VANDERBILT SQUARE CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION



Item I.     Financial Statements

                 VANDERBILT SQUARE CORP. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS


                               ASSETS

                                       March 31,        December 31,
                                         1997               1996
                                      (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents          $  210,927         $  250,209
     Notes receivable - current:
    Affiliate                             2,673             38,478
    Other                                35,911             20,544
  Investment in marketable
    trading securities - at market      435,105            443,067
  Accounts receivable - other             1,841              4,334
  Accrued interest receivable               -                  143
  Net investment in direct
    financing leases - current            3,523              3,453
  Prepaid income taxes                      621              3,749

  TOTAL CURRENT ASSETS                  690,601            763,977

INVESTMENT IN UNCONSOLIDATED
  SUBSIDIARY                            248,214            250,008

NOTES RECEIVABLE - NON-CURRENT
  Affiliate                              14,420             34,347
  Other                                  41,009              6,733

NET INVESTMENT IN DIRECT FINANCING
  LEASES - non-current                    7,946              8,854


                                     $1,002,190         $1,063,919












See accompanying notes to consolidated financial statements.


                                -4(a)-

                VANDERBILT SQUARE CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                       March 31,        December 31,
                                         1997              1996
                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                           $    1,750       $   40,109
  Deferred income taxes - current           8,338            8,338

    TOTAL CURRENT LIABILITIES              10,088           48,447

DEFERRED INCOME TAXES - NON-CURRENT         3,226            3,226
                                           13,314           51,673


SHAREHOLDERS' EQUITY:
  Common stock $.0001 par value;
    authorized 50,000,000 shares;
    issued 16,490,756 shares at
    March 31, 1997 and December 31,
    1996; outstanding 16,398,356
    shares at March 31, 1997 and
    December 31, 1996                       1,649            1,649
  Additional paid-in capital            1,137,363        1,137,363
  Retained earnings (deficiency)         (140,104)        (116,734)
                                          998,908        1,022,278

Less treasury stock - 92,400 shares
  at March 31, 1997 and
  December 31, 1996                       (10,032)         (10,032)
                                          988,876        1,012,246

                                       $1,002,190       $1,063,919











See accompanying notes to consolidated financial statements.

                                -4(b)-

                 VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS

                                        Three Months Ended
                                             March 31,
                                        1997          1996
                                     (Unaudited)   (Unaudited)
REVENUES:
  Interest and dividend income      $     7,913   $     8,154
  Realized and unrealized
    gain (loss) on invest-
    ment in marketable
    trading securities                      632        31,888
  Direct finance lease income               241           165
                                          8,786        40,207

OPERATING EXPENSES:
  General and
    administrative expenses              12,181        12,549

INCOME (LOSS) FROM OPERATIONS            (3,395)       27,658

OTHER INCOME (EXPENSES):
  Equity in earnings (loss)
    of unconsolidated subsidiary        (12,897)       23,139

INCOME (LOSS) BEFORE INCOME TAXES       (16,292)       50,797

PROVISION FOR INCOME TAXES                7,078        10,000

NET INCOME (LOSS)                   $   (23,370)  $    40,797

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                        16,398,356    13,940,891

NET INCOME PER COMMON SHARE         $       -     $       -














*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

               VANDERBILT SQUARE CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            FROM DECEMBER 31, 1993 THROUGH MARCH 31, 1997

                                  Common Stock
                                 $.0001 Par Value
                                     Authorized            Addt'l       Retained
                                 50,000,000 Shares         Paid-In      Earnings     Treasury
                                 Shares          Amount    Capital     (Deficit)     Stock       Total
Balance - December 31, 1993      14,633,750      1,499     970,557     (17,361)     (19,643)     935,052

Purchase of Treasury
Shares                           (204,000)       -           -            -        (16,596)     (16,596)

Net income for the period             -          -           -          6,642          -          6,642

Balance - December 31, 1994      14,429,750      1,499     970,557    (10,719)     (36,239)     925,098

Purchase of Treasury Stock       (826,900)       -          -             -        (71,477)     (71,477)

Sale of Treasury Stock            333,000        -          -             -         24,981       24,981

Net income for the period             -          -          -           1,498         -           1,498

Balance - December 31, 1995     13,935,850      1,499     970,557      (9,221)     (82,735)     880,100

10% Stock Dividend              1,499,156         150     166,806    (166,956)         -           -

Purchase of Treasury Stock      (249,100)        -          -             -        (33,070)     (33,070)

Sale of Treasury Stock          1,212,450        -          -             -        105,773      105,773

Net income for the period             -          -          -          59,443          -         59,443

Balance - December 31, 1996    16,398,356      1,649   1,137,363     (116,734)     (10,032)   1,012,246

Net loss for the period               -           -          -        (23,370)         -        (23,370)

Balance - March 31, 1997(a)    16,398,356   $  1,649  $1,137,363    $(140,104)  $  (10,032)  $  988,876


(a) Reflected on the accompanying
     balance sheet as:
     Issued:             16,490,756
     Treasury Shares:        92,400
                         16,398,356



See accompanying notes to financial statements.

                  VANDERBILT SQUARE CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Three Months Ended
                                                      March 31,
                                                 1997           1996*
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  (23,370)   $   40,797
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of
        marketable securities                    (30,352)      (36,198)
      Equity in (earnings) or loss
        of unconsolidated subsidiary              12,897       (23,139)
      Allowance for market decline
        of securities                             29,720         4,310
  Changes in operating assets and liabilities:
      (Decrease) in accounts
        payable and accrued expenses             (38,359)      (34,818)
      Decrease in accrued interest receivable        143         1,037
      (Increase) decrease in
        accounts receivable                        2,493        24,605
      Increase in income taxes payable             3,128         7,900
      Proceeds from sale of marketable
        trading securities                        61,918        94,499
      Purchase of marketable trading
        securities                               (53,324)      (99,259)

      Net cash provided by (used in)
        operating activities                     (35,106)      (20,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan advance to affiliates                         -             -
  Principal collections of loans
     to affiliates                                 3,085         4,591
  Advance paid on notes receivable
     - other                                      (2,000)       (5,000)
  Principal collections of notes
     receivable - other                            5,004         5,875
  Principal collections of direct
     financing leases                                838           965
  Purchase of equipment for lease                    -          (7,100)
  Investment in unconsolidated
     subsidiaries                                (11,103)          -
   Proceeds from sale of investment in
     unconsolidated subsidiaries                     -           1,988

     Net cash provided by
       (used in) investing activities             (4,176)        1,319





                                 -7(a)-

                  VANDERBILT SQUARE CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three Months Ended
                                                    March 31,
                                                 1997          1996*
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          $  (39,282)    $  (18,947)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          250,209        197,182

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                             $  210,927     $  178,235





































*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                                  -7(b)-

                   VANDERBILT SQUARE CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997
                               (Unaudited)


NOTE 1 - FAIR PRESENTATION

The consolidated balance sheet as of March 31, 1997, the consolidated statement of operations for the three months ended March 31, 1997 and 1996, the consolidated statement of shareholders' equity as of March 31, 1997, and the consolidated statement of cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at March 31, 1997 and for all period presented have been made.

The operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

The condensed financial statements as of December 31, 1996, 1995 and 1994 have been derived from audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996 and for the year then ended.

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

                   VANDERBILT SQUARE CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1997
                                 (Unaudited)



NOTE 4 - EARNINGS (LOSS) PER SHARE

Per share information was computed using the weighted average number of common shares outstanding during the reporting periods. Per share information computed to be less than one cent is not shown on the accompanying financial statements.

NOTE 5 - INVESTMENT IN MARKETABLE TRADING SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounted to $435,105 at March 31, 1997, and $443,067 at December 31, 1996. The cost of these investments is $442,342 and $420,584 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the consolidated statement of operations under the caption "Realized and unrealized gain (loss) in marketable trading securities".

NOTE 6 - SUBSEQUENT EVENT

The Board of Directors of the Company appointed Glen Shaffren to the Board of Directors and elected Mr. Shaffren as Vice President of the Company, effective on November 1, 1996. On January 29, 1997, the Company accepted the resignation of Mr. Shaffren as an officer and director of the Company.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

At March 31, 1997, the Company had current assets of $690,601, compared to $763,977 at December 31, 1996; total assets of $1,002,190 as compared to $1,063,919 at December 31, 1996; current liabilities of $10,088 as compared to $48,447 at December 31, 1996, and a current net worth of $988,876 as compared to $1,063,919 at December 31, 1996. (See "Financial Statements"). The decrease in total assets and net worth are principally due to the net loss incurred for the period.

Liquidity

During the three months ended March 31, 1997, the Company had a decrease in cash and cash equivalents to $39,282. The Company's decrease in cash was principally attributed to the net loss. The Company believes it has sufficient cash and cash equivalents to meet its current liquidity requirements. In the event the Company requires additional cash, the Company can readily liquidate marketable securities.

The Company has limited liabilities and no present commitments that are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Company, therefore, believes that it has sufficient funds to meet any current liquidity needs. In addition, the Registrant knows of no trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

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

Results of Operations

The Company's revenues for the three months ended March 31, 1997, and March 31, 1996, were principally derived from interest income and activity related to marketable securities transactions.

The Company's revenues for the three months ended March 31, 1997, was $8,786 as compared to $40,207 for the comparable period last year. The principal reason for the decrease in revenues for the three months ended March 31, 1997 was the decrease in gain on investment in marketable trading securities.

Operating expenses decreased to $12,181 for the three months ended March 31, 1997, as compared to $12,549 for the comparable period last year. Loss before provision for income taxes for the three months ended March 31, 1997, was ($16,292) as compared to income of $50,797 for the same period last year. The decrease in income of $67,089 is principally due to a decrease in gain on investment in marketable securities of $31,256 and a decrease in equity of an unconsolidated subsidiary of $36,036.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         The Board of Directors of the Company appointed Glen Shaffren to the Board of Directors and elected Mr. Shaffren as Vice President of the Company, effective on November 1, 1996. On January 29, 1997, the Company accepted the resignation of Mr. Shaffren as an officer and director of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VANDERBILT SQUARE CORP.

                                          /s/Norman H. Becker
Date: May 8, 1997                     By: Norman H. Becker, President