Form 10-Q
period 1997-06-30
VANDERBILT SQUARE CORP
filed 1997-08-11
CIK 764773

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1997


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

There were 16,490,756 shares of Common Stock, $.0001 par value, issued and outstanding at August 8, 1997. Of that total, 92,400 shares are held by the Company in its treasury.

                  VANDERBILT SQUARE CORP. AND SUBSIDIARY


                                  INDEX



PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Consolidated Balance Sheets - June 30, 1997 (Unaudited) and December 31, 1996.

                 Consolidated Statement of Operations - Three months and six months ended June 30, 1997 and 1996 (Unaudited).

                 Consolidated Statement of Shareholders' Equity - December 31, 1993 through June 30, 1997.

                 Consolidated Statement of Cash Flows - Six months ended June 30, 1997 and 1996 (Unaudited).

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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security-Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                      VANDERBILT SQUARE CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION



Item I.     Financial Statements

                     VANDERBILT SQUARE CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                       June 30,        December 31,
                                         1997               1996
                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $  197,309         $  250,209
  Notes receivable - current:
    Affiliate                             3,857             38,478
    Other                                30,657             20,544
  Investment in marketable
    trading securities - at market      429,386            443,067
  Accounts receivable - other            10,707              4,334
  Accrued interest receivable               -                  143
  Net investment in direct
    financing leases - current            3,594              3,453
  Prepaid income taxes                    5,199              3,749

  TOTAL CURRENT ASSETS                  680,709            763,977

INVESTMENT IN UNCONSOLIDATED
  SUBSIDIARY                            247,818            250,008

NOTES RECEIVABLE - NON-CURRENT
  Affiliate                              13,236             34,347
  Other                                  35,269              6,733

NET INVESTMENT IN DIRECT FINANCING
  LEASES - non-current                    7,020              8,854


                                     $  984,052         $1,063,919













See accompanying notes to consolidated financial statements.


                                   -4(a)-

                    VANDERBILT SQUARE CORP. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                       June 30,       December 31,
                                         1997              1996
                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                           $      -         $   40,109
  Deferred income taxes - current           8,338            8,338

    TOTAL CURRENT LIABILITIES               8,338           48,447

DEFERRED INCOME TAXES - NON-CURRENT         3,226            3,226
                                           11,564           51,673


SHAREHOLDERS' EQUITY:
  Common stock $.0001 par value;
    authorized 50,000,000 shares;
    issued 16,490,756 shares at
    June 30, 1997 and December 31,
    1996; outstanding 16,398,356
    shares at June 30, 1997 and
    December 31, 1996                       1,649            1,649
  Additional paid-in capital            1,137,363        1,137,363
  Retained earnings (deficiency)         (156,492)        (116,734)
                                          982,520        1,022,278

Less treasury stock - 92,400 shares
  at June 30, 1997 and
  December 31, 1996                       (10,032)         (10,032)
                                          972,488        1,012,246

                                       $  984,052       $1,063,919











See accompanying notes to consolidated financial statements.

                                  -4(b)-

                      VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                       Three Months Ended             Six Months Ended
                                             June 30,                     June 30,
                                        1997          1996           1997           1996
                                     (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
REVENUES:
  Interest and dividend income       $    9,749    $    9,577     $    17,660    $    17,731
  Realized and unrealized
    gain (loss) on invest-
    ment in marketable
    trading securities                   (9,068)      235,628          (8,436)       267,516
   Direct finance lease income              223           289             464            454
                                            902       245,494           9,688        285,701

OPERATING EXPENSES:
  General and
    administrative expenses              21,472        50,257          33,653         62,806

INCOME (LOSS) FROM OPERATIONS           (20,570)      195,237         (23,965)       222,895

OTHER INCOME (EXPENSES):
  Equity in earnings (loss)
    of unconsolidated subsidiary           (396)       24,402         (13,293)        47,541

INCOME (LOSS) BEFORE INCOME TAXES        (20,966)     219,639         (37,258)       270,436

PROVISION FOR INCOME TAXES                   -         69,000           2,500         81,000

NET INCOME (LOSS)                   $   (20,966)  $   150,639    $    (39,758)   $   189,436

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                        16,398,356    14,552,458      16,398,356     14,248,033

NET INCOME PER COMMON SHARE         $       -     $       .01    $        -      $       .01



See accompanying notes to consolidated financial statements.

                     VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FROM DECEMBER 31, 1993 THROUGH JUNE 30, 1997

                                    Common Stock
                                  $.0001 Par Value             Additional    Retained
                               Authorized 50,000,000 Shares    Paid-In       Earnings    Treasury
                                   Shares      Amount          Capital       (Deficit)     Stock       Total

Balance - December 31, 1993      14,633,750      1,499            970,557    (17,361)     (19,643)     935,052

  Purchase of Treasury Shares      (204,000)       -                 -           -        (16,596)     (16,596)
  Net income for the period             -          -                 -         6,642          -          6,642

Balance - December 31, 1994      14,429,750      1,499            970,557    (10,719)     (36,239)     925,098

  Purchase of Treasury Stock       (826,900)       -                 -            -       (71,477)     (71,477)
  Sale of Treasury Stock            333,000        -                 -            -        24,981       24,981
  Net income for the period             -          -                 -         1,498          -          1,498

Balance -
  December 31, 1995              13,935,850      1,499            970,557     (9,221)     (82,735)     880,100

  10% Stock Dividend              1,499,156        150            166,806   (166,956)         -           -
  Purchase of Treasury Stock       (249,100)        -                -            -       (33,070)     (33,070)
  Sale of Treasury Stock          1,212,450         -                -            -       105,773      105,773
  Net income for the period             -           -                -        59,443          -         59,443

Balance -
  December 31, 1996              16,398,356      1,649          1,137,363   (116,734)     (10,032)   1,012,246

  Net loss for the period               -           -                -       (39,758)         -        (39,758)

Balance - June 30, 1997          16,398,356(a) $ 1,649         $1,137,363  $(156,492)   $ (10,032)  $  972,488


(a) Reflected on the accompanying
     balance sheet as:
     Issued:             16,490,756
     Treasury Shares:        92,400
                         16,398,356



See accompanying notes to financial statements.

                                        -6-


                      VANDERBILT SQUARE CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                   Six Months Ended
                                                      June 30,
                                                 1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  (39,758)   $  189,436
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of
        marketable securities                    (27,569)     (258,755)
      Equity in (earnings) or loss
        of unconsolidated subsidiary              13,293       (47,541)
      Allowance for market decline
        of securities                             36,005        (8,761)
  Changes in operating assets and liabilities:
      (Decrease) in accounts
        payable and accrued expenses             (40,109)      (34,818)
      Decrease in accrued interest receivable        143         1,037
      (Increase) decrease in
        accounts receivable                        2,493        24,456
      (Decrease) Increase in income
        taxes payable                             (1,450)       78,900
      Proceeds from sale of marketable
        trading securities                        61,918       534,961
      Purchase of marketable trading
        securities                               (65,539)     (267,289)

      Net cash provided by (used in)
        operating activities                     (60,573)      211,626

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections of loans
     to affiliates                                 3,085         8,132
  Advance paid on notes receivable
     - other                                      (2,000)       (5,000)
  Principal collections of notes
     receivable - other                           15,998        22,361
  Principal collections of direct
     financing leases                              1,693         1,753
  Purchase of equipment for lease                    -          (7,100)
  Investment in unconsolidated
     subsidiaries                                (11,103)      (12,814)
   Proceeds from sale of investment in
     unconsolidated subsidiaries                     -           4,753

     Net cash provided by
       (used in) investing activities              7,673        12,085




                                   -7(a)-

                     VANDERBILT SQUARE CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Six Months Ended
                                                    June 30,
                                                 1997          1996

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          $  (52,900)    $  223,711

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          250,209        197,182

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                             $  197,309     $  420,893








































See accompanying notes to consolidated financial statements.

                                   -7(b)-

                     VANDERBILT SQUARE CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)


NOTE 1 - FAIR PRESENTATION

The consolidated balance sheet as of June 30, 1997, the consolidated statement of operations for the three months and six months ended June 30, 1997 and 1996, the consolidated statement of shareholders' equity as of June 30, 1997, and the consolidated statement of cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at June 30, 1997 and for all periods presented have been made.

The operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

                     VANDERBILT SQUARE CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)



NOTE 4 - EARNINGS (LOSS) PER SHARE

Per share information was computed using the weighted average number of common shares outstanding during the reporting periods. Per share information computed to be less than one cent is not shown on the accompanying financial statements.

NOTE 5 - INVESTMENT IN MARKETABLE TRADING SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounted to $429,386 at June 30, 1997, and $443,067 at December 31, 1996. The cost of these investments is $442,908 and $420,584 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the consolidated statement of operations under the caption "Realized and unrealized gain (loss) on marketable trading securities".

NOTE 6 -POST BALANCE SHEET EVENT

On July 28, 1997, the Company sold all of the issued and outstanding capital stock of Hi-Tech Leasing, Inc. to Corrections Services, Inc. ("CSI") in exchange for 2,000,000 shares of CSI's authorized but previously unissued restricted Common Stock.

On August 6, 1997, the Company announced that it will distribute to the Company's stockholders an aggregate of of 2,850,000 shares of CSI restricted Common Stock. The ratio of distribution will be 0.17 shares of CSI Common Stock for each share of the Company's Common Stock. The record date and the payable date for the distribution is August 26, 1997. There will be no fractional shares issued or cash distributed in lieu of fractional shares.
One (1) full share of CSI Common Stock will be distributed for each fractional share remaining.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

At June 30, 1997, the Company had current assets of $680,709, compared to $763,977 at December 31, 1996; total assets of $984,052 as compared to $1,063,919 at December 31, 1996; current liabilities of $8,338 as compared to $48,447 at December 31, 1996, and a current net worth of $972,488 as compared to $1,012,246 at December 31, 1996. (See "Financial Statements"). The decrease in total assets and net worth are principally due to the net loss incurred for the period.

Liquidity

During the six months ended June 30, 1997, the Company had a decrease in cash and cash equivalents of $52,900. The Company's decrease in cash was principally attributed to the net loss incurred during the period. The Company believes it has sufficient cash and cash equivalents to meet its current liquidity requirements. In the event the Company requires additional cash, the Company can readily liquidate marketable securities.

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

Results of Operations

The Company's revenues for the six months ended June 30, 1997, and June 30, 1996, were principally derived from interest income and activity related to marketable securities transactions.

The Company's revenues for the six months amd three months ended June 30, 1997, was $9,688 and $902 as compared to $285,701 and $245,494 for the comparable periods last year. The principal reason for the decrease in revenues for the six months and three months ended June 30, 1997 was the decrease in gain on investment in marketable trading securities.

Operating expenses decreased to $33,653 and $21,472 for the six months and three months ended June 30, 1997, as compared to $62,806 and $50,257 for the comparable periods last year. Loss before provision for income taxes for the six months ended June 30, 1997, was ($37,258) as compared to income of $270,436 for the same period last year. The decrease in income of $307,694 is principally due to a decrease in gain on investment in marketable securities of $275,952 and a decrease in equity of an unconsolidated subsidiary of $60,834.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

On July 28, 1997, the Company sold all of the issued and outstanding capital stock of Hi-Tech Leasing, Inc. to Corrections Services, Inc. ("CSI") in exchange for 2,000,000 shares of CSI's authorized but previously unissued restricted Common Stock.

On August 6, 1997, the Company announced that it will distribute to the Company's stockholders an aggregate of of 2,850,000 shares of CSI restricted Common Stock. The ratio of distribution will be 0.17 shares of CSI Common Stock for each share of the Company's Common Stock. The record date and the payable date for the distribution is August 26, 1997. There will be no fractional shares issued or cash distributed in lieu of fractional shares.
One (1) full share of CSI Common Stock will be distributed for each fractional share remaining.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Registrant filed no Current Reports on Form 8-K during this reporting period.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VANDERBILT SQUARE CORP.


Date: August 8, 1997                  By:/s/ Norman H. Becker
                                         Norman H. Becker, President