Form 10-Q
period 1997-09-30
VANDERBILT SQUARE CORP
filed 1997-11-21
CIK 764773

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended September 30, 1997


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


           2300 Glades Road, Suite 450, West Tower, Boca Raton, FL 33431
                   (Address of Principal Executive Offices)


                              (561) 750-7200
            (Registrant's Telephone Number, including area code)


            3040 East Commercial Blvd., Ft. Lauderdale, FL 33308
           (Former name, former address and former fiscal years,
                      if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No

There were 16,490,756 shares of Common Stock, $.0001 par value, issued and outstanding at November 14, 1997.

                  VANDERBILT SQUARE CORP. AND SUBSIDIARIES

                                   INDEX


PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Consolidated Balance Sheets - September 30, 1997 (Unaudited) and December 31, 1996.

                Consolidated Statement of Operations - Three months and nine months ended September 30, 1997 and 1996 (Unaudited).

                Consolidated Statement of Shareholders' Equity - December 31, 1993 through September 30, 1997.

                Consolidated Statement of Cash Flows - Nine months ended September 30, 1997 and 1996 (Unaudited).

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                  VANDERBILT SQUARE CORP. AND SUBSIDIARIES


                        PART I - FINANCIAL INFORMATION



Item I.     Financial Statements

                    VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                 ASSETS

                                     September 30,      December 31,
                                         1997               1996
                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $  201,786         $  250,209
  Notes receivable - current:
    Affiliate                               -               38,478
    Other                                   -               20,544
  Investment in marketable
    trading securities - at market       10,905            443,067
  Accounts receivable - other               -                4,334
  Accrued interest receivable               263                143
  Net investment in direct
    financing leases - current              -                3,453
  Prepaid income taxes                    6,000              3,749

  TOTAL CURRENT ASSETS                  218,954            763,977

INVESTMENT IN UNCONSOLIDATED
  SUBSIDIARY                                -              250,008

NOTES RECEIVABLE - NON-CURRENT
  Affiliate                                 -               34,347
  Other                                     -                6,733

NET INVESTMENT IN DIRECT FINANCING
  LEASES - non-current                      -                8,854


     TOTAL ASSETS                    $  218,954         $1,063,919






See accompanying notes to consolidated financial statements.


                                      -4(a)-

                      VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS



                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                     September 30,    December 31,
                                         1997              1996
                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                           $    4,000       $   40,109
  Deferred income taxes - current             -              8,338

  TOTAL CURRENT LIABILITIES                 4,000           48,447

DEFERRED INCOME TAXES - NON-CURRENT           -              3,226
                                            4,000           51,673


SHAREHOLDERS' EQUITY:
  Common stock $.0001 par value;
   authorized 50,000,000 shares;
   issued 16,490,756 shares at
   September 30, 1997 and
   December 31, 1996; outstanding
   16,490,756 shares at
   September 30, 1997 and
   16,398,356 at December 31, 1996          1,649            1,649
  Additional paid-in capital            1,137,363        1,137,363
  Retained earnings (deficiency)         (924,058)        (116,734)
                                          214,954        1,022,278

Less treasury stock - 92,400 shares
  at December 31, 1996                        -            (10,032)
                                          214,954        1,012,246

    TOTAL LIABILITIES & SHAREHOLDER'S
    EQUITY                             $  218,954       $1,063,919




See accompanying notes to consolidated financial statements.



                                   -4(b)-

                     VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                        Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                        1997          1996           1997           1996
                      (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
REVENUES:
  Interest and dividend income       $    9,755    $    8,726     $   27,415    $    26,457
  Realized and unrealized
    gain (loss) on invest-
    ment in marketable
    trading securities                  109,148        (2,687)       100,712        264,829
  Direct finance lease income               140           274            604            728
                                        119,043         6,313        128,731        292,014

OPERATING EXPENSES:
  General and
    administrative expenses              44,743        21,457         78,396         84,263

INCOME (LOSS) FROM OPERATIONS            74,300       (15,144)        50,335        207,751

OTHER INCOME (EXPENSES):
  Equity in earnings (loss)
    of unconsolidated subsidiary         63,183         3,148         49,890         50,689
  Loss on disposition of subsidiary      (5,988)          -           (5,988)           -

INCOME (LOSS) BEFORE INCOME TAXES       131,495        11,996         94,237        258,440

PROVISION (CREDIT) FOR INCOME TAXES     (15,092)          -          (12,592)        77,000

NET INCOME (LOSS)                   $   146,587   $    11,996    $   106,829    $   181,440

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                        16,490,756    14,979,555     16,490,756     14,540,641

NET INCOME PER COMMON SHARE         $       .01   $       -      $       .01    $       .01


See accompanying notes to consolidated financial statements.

                           VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FROM DECEMBER 31, 1993 THROUGH SEPTEMBER 30, 1997


                                    Common Stock
                                  $.0001 Par Value       Additional   Retained
                               Auth. 50,000,000 Shares   Paid-In      Earnings    Treasury
                                   Shares      Amount    Capital      (Deficit)     Stock      Total
Balance - December 31, 1993      14,633,750    $ 1,499    $970,557    $(17,361)    $(19,643)   $935,052

  Purchase of Treasury Shares      (204,000)       -          -            -        (16,596)    (16,596)
  Net income for the period             -          -          -          6,642          -         6,642

Balance - December 31, 1994      14,429,750      1,499     970,557     (10,719)     (36,239)    925,098

  Purchase of Treasury Stock       (826,900)       -          -             -       (71,477)    (71,477)
  Sale of Treasury Stock            333,000        -          -             -        24,981      24,981
  Net income for the period             -          -          -          1,498          -         1,498

Balance - December 31, 1995      13,935,850      1,499     970,557       (9,221)    (82,735)    880,100

  10% Stock Dividend              1,499,156        150     166,806     (166,956)         -          -
  Purchase of Treasury Stock       (249,100)        -          -          -       (33,070)    (33,070)
  Sale of Treasury Stock          1,212,450         -          -          -       105,773     105,773
  Net income for the period             -           -          -         59,443         -        59,443

Balance - December 31, 1996      16,398,356      1,649   1,137,363     (116,734)    (10,032)  1,012,246

  Sale of Treasury Stock             92,400         -         -             -        10,032      10,032
  Dividend distribution                 -           -         -        (914,153)        -      (914,153)
  Net income for the period             -           -         -         106,829         -       106,829

Balance - September 30, 1997     16,490,756   $  1,649  $1,137,363    $(924,058)  $    -0-   $  214,954


See accompanying notes to financial statements.

                       VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine Months Ended
                                                    September 30,
                                                 1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 106,829    $  181,440
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of
        marketable securities                      5,015      (265,025)
      Equity in (earnings) or loss
        of unconsolidated subsidiary             (49,890)      (50,689)
      Allowance for market decline
        of securities                             10,866           197
      Income from disposed subsidiaries         (109,636)          -
      Gain on disposition of subsidiaries          5,988           -

  Changes in operating assets and liabilities:
      (Decrease) in accounts
        payable and accrued expenses             (36,109)      (34,818)
      (Increase) Decrease in accrued
        interest receivable                         (120)        1,037
      (Increase) decrease in
        accounts receivable                        1,841        24,456
      (Decrease) Increase in income
        taxes payable                             (2,251)       66,693
      Proceeds from sale of marketable
        trading securities                       156,020       632,013
      Purchase of marketable trading
        securities                                   -        (440,007)
      Decrease in deferred income taxes          (11,564)          -

      Net cash provided by (used in)
        operating activities                      76,989       115,297

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections of loans
     to affiliates                                25,000        11,177
  Advance paid on notes receivable - other           -          (9,250)
  Principal collections of notes
     receivable - other                              -          26,718
  Principal collections of direct
     financing leases                                -           2,558
  Purchase of equipment for lease                    -          (7,100)
  Investment in unconsolidated subsidiaries     (171,924)      (18,119)
   Proceeds from sale of investment in
     unconsolidated subsidiaries                  21,512         4,753

     Net cash provided by
       (used in) investing activities           (125,412)       10,737



                                    -7(a)-

                    VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Nine Months Ended
                                                   September 30,
                                                 1997          1996

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          $  (48,423)    $  126,034

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          250,209        197,182

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                             $  201,786     $  323,216

























See accompanying notes to consolidated financial statements.


                                    -7(b)-

                  VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997
                                (Unaudited)


NOTE 1 - FAIR PRESENTATION

The consolidated balance sheet as of September 30, 1997, the consolidated statement of operations for the three months and nine months ended September 30, 1997 and 1996, the consolidated statement of shareholders' equity as of September 30, 1997, and the consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at September 30, 1997 and for all periods presented have been made.

The operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Vanderbilt Square Corp. and its wholly-owned subsidiaries, Hi-Tech Leasing, Inc. and Professional Programmers, Inc. The consolidated statement of operations includes the results of the subsidiaries' operations through the date of their disposition, July 31, 1997 (Hi-Tech Leasing, Inc.), and September 30, 1997 (Professional Programmers, Inc.). All significant intercompany accounts and transaction have been eliminated in consolidation.

                  VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997
                                (Unaudited)


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

NOTE 5 - INVESTMENT IN MARKETABLE TRADING SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounted to $10,905 at September 30, 1997, and $443,067 at December 31, 1996. The cost of these investments is $40,180 and $420,584 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the consolidated statement of operations under the caption "Realized and unrealized gain (loss) on marketable trading securities".

NOTE 6 -OTHER INFORMATION

On July 28, 1997, the Company sold all of the issued and outstanding capital stock of Hi-Tech Leasing, Inc. to Corrections Services, Inc. ("CSI") in exchange for 2,000,000 shares of CSI's authorized but previously unissued restricted Common Stock.

On August 26, 1997, the Company distributed 2,803,446 shares of its CSI restricted Common Stock to its shareholders. The ratio of the distribution was 0.17 shares of CSI restricted Common Stock for each share of the Company Common stock. No fractional shares were issued or cash distributed in lieu of fractional shares. One (1) full share of CSI Common Stock was distributed for each fractional share remaining.

                   VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)

NOTE 6 -OTHER INFORMATION (Cont'd)

On August 27, 1997, Norman Becker, the Registrant's President and a director, and Diane Aquino, the Registrant's Secretary/Treasurer and a director resigned as officers and directors of the Registrant, and Larry Schwartz ("Schwartz"), and Edward Meyer ("Meyer") were appointed as all of the members of the Registrant's Board of Directors. Additionally, Schwartz was appointed President and Meyer was appointed Secretary/Treasurer of the Registrant.

In addition, Schwartz has entered into option agreements with the former officers and directors of the Registrant, pursuant to which Schwartz has been granted the right until January 15, 1998, to purchase an aggregate of 3,500,000 shares of the Registrant's Common Stock from such former officers and directors of the Registrant at $.10 per share.

In four unrelated transactions, four current stockholders of the Registrant sold an aggregate of 2,000,000 shares of the Registrant's Common Stock at $.15 per share to three unrelated purchasers. The purchasers of these shares are not affiliated with Schwartz or Meyer or affiliated with one another.

On September 9, 1997, the Company entered into a preliminary Letter of Intent to acquire all of the issued and outstanding capital stock of Michael's International Treasure Jewelry, inc., a closely-held Florida corporation with several operating locations in the cities of Miami and Key West, Florida.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Disposition of Subsidiaries - The Company received Common Stock with a fair value of $731,000 in exchange for its investment in Hi-Tech Leasing, Inc.

The Company settled a $16,152 obligation to an affiliate through the conveyance of 100% of its interest in Professional Programmers, Inc.

                   VANDERBILT SQUARE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                   (Unaudited)


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION (Contd.)

Shareholders' Equity - On August 26, 1997, The Company distributed investment stock to common stock shareholders as a dividend. Fair value of the stock amounted to $914,153.

NOTE 8 - SUBSEQUENT EVENT

On October 1, 1997, the Company entered into a one year Lease/Purchase Agreement with Seahawk Deep Ocean Technology, Inc. ("Lessor") and Michael's International Treasure Jewelry, Inc. ("Co-Lessee") for the "Dry Tortugas Treasure" (the "Treasure"). The Lease/Purchase Agreement obligates Seahawk to lease the Treasure to the Co-Lessees for a term of one (1) year. The lease provides for quarterly payments of $67,500 and a buy-out after one (1)year purchase price of $2,500,000 through payment of $750,000 in cash and Vanderbilt Square Common Stock. The Treasure has been appraised at $5,200,000 and will be displayed at Michael's flagship store at 400 Duval Street in Key West, Florida. Pursuant to the informal co-lessee agreement between Michael's International Treasure Jewelry, Inc. and the Company, Michael's International Treasure Jewelry, Inc. will make the quarterly lease payments. The Company's interest in the lease is focused on the lessee's right to purchase the Treasure at lease end at what it views as a very favorable purchase price.
The Company is not itself bound to make any of the quarterly lease payments. If Michael's International Treasure Jewelry, Inc. fails to make subsequent quarterly lease payments, the Company may however elect to do so to protect its interest in the buy-out right. There is no present assurance that the Company will be able to exercise the co-lessee's buy-out right at lease end in any event. The initial quarterly lease payment was made by Michael's International Treasure Jewelry, Inc.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

At September 30, 1997, the Company had current assets of $218,954, compared to $763,977 at December 31, 1996; total assets of $218,954 as compared to $1,063,919 at December 31, 1996; current liabilities of $4,000 as compared to $48,447 at December 31, 1996, and a current net worth of $214,954 as compared to $1,012,246 at December 31, 1996. (See "Financial Statements"). The decrease in total assets and net worth are principally due to the Company's disposal of its investments in subsidiaries Hi-Tech Leasing, Inc. and Professional Programmers, Inc. and the August 26, 1997 distribution of its investment in Corrections Services Inc. to the Company's shareholders. See Financial Statements Note 7.

Liquidity

During the nine months ended September 30, 1997, the Company had a decrease in cash and cash equivalents of $(48,423). The Company's decrease in cash was principally attributed to the disposal of its investment in Hi-Tech Leasing, Inc. and Professional Programmers, Inc. The Company believes it has sufficient cash and cash equivalents to meet its current liquidity requirements.

The Company has limited liabilities and no present commitments that are likely to result in its liquidity increasing or decreasing in any material way. The Company believes that it has sufficient funds to meet current liquidity needs. In addition, other than the potential need to make one or more quarterly lease payments under the certain lease to which the Company is co-lessee, the Registrant knows of no trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way. See
Item 5.g., Other Information.

Capital Resources

The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit. In the event of any future need, the Company is uncertain that it will be able to borrow at prevailing terms through loans collateralized, if necessary, by its assets.
The Company has no current material commitments for capital expenditures. The Company entered into a preliminary letter of intent to acquire a closely held treasure jewelry company, Michael

International Treasure Jewelry, Inc., for cash and previously unissued Common Stock. See Item 5.f., Other Information. The transaction contemplated is contingent on the Company's ability to negotiate and execute a definitive agreement. Other than the potential cash component of that possible acquisition, the Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources.

Results of Operations

The Company's revenues for the nine months ended September 30, 1997, and September 30, 1996, were principally derived from interest income and activity related to marketable securities transactions.

The Company's revenues for the nine months and three months ended September 30, 1997, was $128,731 and $119,043 as compared to $292,014 and $6,313 for the comparable periods last year. The principal reason for the decrease in revenues for the nine months and ended September 30, 1997 was the decrease in gain on investment in marketable trading securities. The principal reason for the increase in revenues for the three months ended September 30, 1997 was an increase in gain on investment in marketable trading securities.

Operating expenses decreased to $78,396 for the nine months ended September 30, 1997, as compared to $84,263 for the comparable period last year. Operating expenses increased to $44,743 for the three months ended September 30, 1997 as compared to $21,457 for the comparable period last year. Income before provision for income taxes for the nine months ended September 30, 1997 was $94,237 as compared to income of $258,440 for the same period last year. The decrease in income of $164,203 is principally due to a decrease in gain on investment in marketable securities of $164,117, and the disposition of the Company's investment in its wholly-owned subsidiary, Hi-Tech Leasing, Inc.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         a. On July 28, 1997, the Company sold all of the issued and outstanding capital stock of Hi-Tech Leasing, Inc. to Corrections Services, Inc. ("CSI") in exchange for 2,000,000 shares of CSI's authorized but previously unissued restricted Common Stock.

         b. On August 26, 1997, the Company distributed 2,803,446 shares of its CSI restricted Common Stock to its stockholders. The ratio of distribution was 0.17 shares of CSI restricted Common Stock for each share held of the Company's Common stock. No fractional shares were issued or cash distributed in lieu of fractional shares. One (1) full share of CSI Common Stock was distributed for each fractional share remaining.

         c. On August 27, 1997, Norman Becker, the Registrant's President and a director, and Diane Aquino, the Registrant's Secretary/ Treasurer and a director resigned as officers and directors of the Registrant, and Larry Schwartz ("Schwartz"), and Edward Meyer ("Meyer") were appointed as all of the members of the Registrant's Board of Directors. Schwartz was then appointed President and Meyer was appointed Secretary/Treasurer of the Registrant.

         d. In addition, Schwartz entered into option agreements with the former officers and directors of the Registrant, pursuant to which he has been granted the right, until January 15, 1998, to purchase an aggregate of 3,500,000 shares of the Registrant's Common Stock from the former officers and directors at $.10 per share.

         e. In four unrelated transactions, four current stockholders of the Registrant sold an aggregate of 2,000,000 shares of the Registrant's Common Stock at $.15 per share to three unrelated purchasers. The purchasers of these shares are not affiliated with Schwartz or Meyer or affiliated with one another.

         f. On September 9, 1997, the Company entered into a preliminary Letter of Intent to acquire all of the issued and outstanding capital stock of Michael's International Treasure Jewelry, Inc., a closely-held Florida corporation with several operating locations in the cities of Miami and Key West, Florida.

         g. On October 1, 1997, the Company entered into a one year Lease/ Purchase Agreement with Seahawk Deep Ocean Technology, Inc. ("Lessor") and Michael's International Treasure Jewelry,
                Inc. ("Co-Lessee") for the "Dry Tortugas Treasure" (the "Treasure"). The Lease/Purchase Agreement obligates Seahawk to lease the Treasure to the Co-Lessees for a term of one (1) year. The lease provides for quarterly payments of $67,500 and a buy-out after one (1) year purchase price of $2,500,000 through payment of $750,000 in cash and Vanderbilt Square Common Stock. The Treasure has been appraised at $5,200,000 and will be displayed at Michael's flagship store at 400 Duval Street in Key West, Florida. Pursuant to the informal co-lessee agreement between Michael's International Treasure Jewelry, Inc. and the Company, Michael's International Treasure Jewelry, Inc. will make the quarterly lease payments. The Company's interest in the lease is focused on the lessee's right to purchase the Treasure at lease end at what it views as a very favorable purchase price. The Company is not itself bound to make any of the quarterly lease payments. If Michael's International Treasure Jewelry, Inc. fails to make subsequent quarterly lease payments, the Company may however elect to do so to protect its interest in the buy-out right. There is no present assurance that the Company will be able to exercise the co-lessee's buy-out right at lease end in any event. The initial quarterly lease payment was made by Michael's International Treasure Jewelry, Inc. Michael's International Treasure Jewelry, Inc. expects to garner additional retail revenues through its display of the Treasure to more than make the quarterly lease payments.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Registrant filed three (3) Current Reports on Form 8-K during this reporting period on the following dates:

          July 28, 1997
          September 2, 1997
          September 9, 1997

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VANDERBILT SQUARE CORP.


Date: November 21, 1997                    BY:/s/Larry Schwartz
                                              Larry Schwartz, President