Form 10-K
period 1997-12-31
TREASURE & EXHIBITS INTERNATIONAL INC
filed 1998-05-20
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997

                                 2-96366-A
                          (Commission File Number)

                  TREASURE AND EXHIBITS INTERNATIONAL, INC.
          (Exact name of Registrant as specified in its charter)

      Florida                                           59-2483405
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

                     2300 Glades Road, Suite 450-West
                        Boca Raton, Florida  33431
                 (Address of Principal Executive Offices)

                              (561) 750-7200
                       (Registrant's Telephone Number)

                           Vanderbilt Square Corp.
     3040 E. Commercial Boulevard, Ft. Lauderdale, Florida 33308
          (Former Name, Former Address and former Fiscal Year,
                     if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act
         None                                            None
(Title of Each Class)                          (Name of Each Exchange
                                                on which Registered)

        Securities registered pursuant to Section 12(g) of the Act
        None                                             None
(Title of Each Class)                          (Name of Each Exchange
                                                on which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES  X             NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1998, was approximately $975,500.00.

The number of shares of Common Stock issued as of March 25, 1997, was 25,990,756.

                              INDEX


        Item                                                    Page

Part I    1.  Business                                            2

          2.  Properties                                          5

          3.  Legal Proceedings                                   5

          4.  Submission of Matters to a Vote of
               Security Holders                                   5

Part II   5.  Market for Registrant's Common Equity
               and Related Stockholder Matters                    6

          6.  Selected Financial Data                             7

          7.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                          7

          8.  Financial Statements and Supplementary
              Data                                                11

          9.  Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                          11

Part III  10. Directors and Executive Officers of the
              Registrant                                          12

          11. Executive Compensation                              14

          12. Security Ownership of Certain Beneficial
              Owners and Management                               14

          13. Certain Relationships and Related
              Transactions                                        16

Part IV   14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                             17

                             PART I


ITEM 1.  Business

     Vanderbilt Square Corp. (the "Registrant" or "Company") was organized under the laws of the State of Florida on January 16, 1985. Until mid-1997 the Company was engaged in leasing equipment to customers through its wholly-owned subsidiary, Hi-Tech Leasing, Inc. ("Hi-Tech"); deriving revenue from investments in marketable securities; and rendering consulting advice and administrative and office management services to its affiliate, Corrections Services, Inc. ("CSI"). CSI is a publicly-held company engaged in marketing an electronic monitoring system to corrections agencies and facilities.

     Through Hi-Tech, the Company entered into equipment leasing with customers pursuant to which the Company retained title and ultimate ownership of the leased equipment. The customer, or lessee, was entitled to possession and use of the equipment for the purposes for which the equipment is intended so long as the customer continued the scheduled lease payments and so long as all other performance obligations incumbent upon the customer under the lease agreement were performed and satisfied.

     At year end, 1996, the Company owned a 27.7% interest in CSI and was otherwise affiliated with CSI through common management and control. On July 28, 1997, the Company sold its entire investment in Hi-Tech Leasing, Inc. to CSI in exchange for 2,000,000 restricted shares of CSI's authorized but previously unissued restricted Common Stock. The Company valued the common shares received in the purchase and sale transaction at $731,000 and reported a loss on the sale of its subsidiary, Hi-Tech, amounting to $5,988. See "Financial Statements".

     On August 28, 1997, the Company distributed substantially all of its holdings in CSI to the Company's shareholders pro-rata with their respective ownership interests in the Company. Each Vanderbilt Square shareholder received .17 shares of CSI Common Stock for each share of the Company's Common Stock held. No fractional shares were issued and no cash was distributed in lieu of fractional shares. Instead, a full share of CSI Common Stock was distributed for each remaining fractional share held by a Company stockholder at the time of the distribution. The Company treated the distribution of its CSI Common Stock as a dividend to its shareholders.

     The sale of Hi-Tech by the Company to its affiliate, CSI, was one aspect of a change of control of the Company which occurred during August, 1997. See "Change of Control" below.

     With disposition of its Hi-Tech subsidiary, the Company stepped out of its equipment leasing business, and at December 31, 1997, it had no commercial operations in that area.

Change of Control

     On August 27, 1997, the Company's former President and Director, Norman H. Becker and its former Secretary/Treasurer and Director, Diane Aquino, resigned as officers and directors of the Company following the appointment of Messrs. Larry Schwartz and Edward Meyer as all of the members of the Registrant's Board of Directors. The Board thereafter appointed Mr. Schwartz as the Company's President and Mr. Meyer as its Secretary/Treasurer.

     Mr. Schwartz also entered into option agreements with the Company's former officers and directors pursuant to which Mr. Schwartz was granted the right to purchase an aggregate of 3,500,000 shares of the Registrant's Common Stock from the former officers and directors at the rate of $0.10 per their share. The options granted Mr. Schwartz in that transaction by its terms would have expired on January 15, 1998. Mr. Schwartz exercised those options timely and in the process became a control shareholder of the Company. In four unrelated transactions, four other stockholders of the Registrant sold an aggregate of 2,000,000 shares of the Registrant's Common Stock at $0.15 per share to three unrelated purchasers. The purchasers of those latter shares were not and are not affiliated with either Messrs. Schwartz or Meyer, nor are they affiliated with one another.

     With disposition of its prior holdings in CSI, and with the resignation of former officers and directors, Mr. Becker and Ms. Aquino, the Company's affiliation with CSI and its prior activity of rendering consulting advice and administrative and office management services to CSI, was also terminated. Affiliation of the Registrant and CSI was based in addition to the services rendered by the Company to CSI, on their prior common management and control. At December 31, 1997, the only remaining nexus between the Company and CSI were the common shareholders generated primarily by the Company's distribution of its CSI Common Stock to its own shareholders on August 26, 1997. With termination of the Company's affiliation with CSI, the Company stepped out of its previous consulting activity rendering advice and administrative and office management services to that company. For all practical purposes, at the beginning of September, 1997, the Company became inactive with no current commercial operations.

Recent Developments

     On September 9, 1997, the Company entered into a preliminary Letter of Intent to acquire all of the issued and outstanding capital stock of Michael's International Treasure Jewelry, Inc., a closely-held Florida corporation with several operating locations in the cities of Miami and Key West, Florida. Michael's International Treasure Jewelry, Inc. ("Michael's") is engaged in the manufacture of rare treasure jewelry at its facility in the Seybold Building in Miami, Florida. It manufactures treasure jewelry for its own sales and distributions operations and has represented to the Company that its sales are, accordingly, made at margins above customary margins in the personal jewelry industry. The September 9, 1997 Letter of Intent continues to be preliminary and specifies by its terms that the combination/acquisition contemplated is contingent upon the parties' subsequent ability to negotiate and execute a definitive acquisition agreement. Upon its entry into the letter of intent, the Company undertook and continues at April 1, 1998, due diligence efforts to ensure that the proposed acquisition presents an audit-able combination and that the operations and financial condition of Michael's is both well known to and well understood by the Company. Those efforts continue at the date of this report and the Company continues to intend to proceed with the acquisition. It has recently given written assurance to a third party in another transaction that it intends to complete some form of acquisition/combination with Michael's prior to December 31, 1998.

     Despite that current intent, however, there can be no assurance that the Company's efforts will not encounter one or more insurmountable obstacles to the contemplated transaction. In that event, the parties may be required to abandon the proposed transaction and the Company will have, in the premises, sustained significant legal and accounting costs, the expenditure of which will have an adverse, rather than a beneficial, effect on the Company's financial condition.

     On October 1, 1997, the Company, as co-lessee, entered into a one (1) year lease/purchase agreement with Seahawk Deep Ocean Technology, Inc. ("Seahawk"), a publicly-held corporation with principal offices in Tampa, Florida. The other co-lessee in the lease purchase agreement with Seahawk is Michael's International Treasure Jewelry, Inc. The lease purchase agreement obligated Seahawk to lease certain artifacts and display items referred to in the lease purchase agreement as the "Treasure" to the co-lessees for a term of one (1) year in exchange for quarterly payments in the amount of $67,500 each. The lease purchase agreement provided for a buy-out after one (1) year for a purchase price of $2,500,000, payable $750,000 in cash with the balance in the Company's restricted Common Stock. It was the intent of the co-lessees to display the artifacts at Michael's flagship store at 400 Duval Street in Key West, Florida and to use the display to generate retail traffic for Michael's Treasure Jewelry business. Under the lease arrangement, Michael's was obligated to make the quarterly lease payments and the Company's interest in the lease was focused on the lessee's right to purchase the artifacts and display items at the end of the lease at what the Company viewed as a very favorable purchase price. The Company itself was not bound to make any of the quarterly lease payments but in the event that Michael's failed to make them, or any of them, the Company reserved the right to elect to do so in order to protect its interest in the buy-out right at the end of the lease. Michael's expected to garner additional retail revenues through its display of the artifacts and display items with which to make the quarterly lease payments.

Subsequent Developments

     At March 1, 1998, a total of $135,000 in lease payments had been paid to Seahawk and, pursuant to additional on-going discussions and negotiations between Seahawk and the co-lessees during the first quarter of 1998, the Company determined to exercise the purchase option prior to lease-end itself with the amiable consent and waiver of Michael's. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity".


ITEM 2.  Properties

     The Company does not own or lease any real property. The Company maintained its executive offices in Ft. Lauderdale, Florida pursuant to an oral month-to-month tenancy with an affiliate at a cost of $1,350 per month until September, 1997. Since October, 1997, the Company has maintained its executive offices in Boca Raton, Florida, cost free, with its affiliate, First Capital Services, Inc.


ITEM 3.  Legal Proceedings

     No legal proceedings are currently pending or, to the knowledge of management, threatened against the Company.


ITEM 4.  Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders, through a solicitation of proxies during the fourth quarter of the fiscal year covered by this report. During the first quarter of 1998, a majority of the shareholder interest in the Company consented without meeting to change of the Company's name from Vanderbilt Square Corp. to Treasure and Exhibits International, Inc.

                             PART II


ITEM 5.   Market For Registrant's Common Equity And Related
          Stockholder Matters

     The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board under the symbol "VNSR". The Company intends to change the trading symbol to "TEII" as soon as practicable after the filing of this Annual Report on Form 10-K. Set forth below is the range of high and low bid and asked information for the Company's Common Stock for the two most recent fiscal years. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and does not necessarily represent actual market transactions.

     During the period between January 1, 1996 and March 31, 1997, the range of the reported high and low bid and asked quotations for the Company's Common Stock was as follows:

PERIOD                                  BID PRICE          ASKED PRICE
                                      HIGH      LOW         HIGH    LOW
     First Quarter - 1996           $ .375     $ .25       $ .50    $ .375
     Second Quarter - 1996          $ .375     $ .25       $ .50    $ .375
     Third Quarter - 1996           $ .40      $ .18       $ .40    $ .25
     Fourth Quarter - 1996          $ .375     $ .18       $ .40    $ .25
     First Quarter - 1997           $ .325     $ .16       $ .38    $ .22
     Second Quarter - 1997          $ .30      $ .16       $ .35    $ .20
     Third Quarter - 1997           $ .375     $ .25       $ .40    $ .25
     Fourth Quarter - 1997          $ .25      $ .18       $ .35    $ .20
     First Quarter - 1998           $ .20      $ .25       $ .25    $ .16
     April 1, 1998 - May 13, 1998   $ .065     $ .05       $ .095   $ .09


     As of May 1, 1998, there were approximately 210 record holders of the Registrant's outstanding Common Stock. Moreover, shares of the Company's Common Stock are held for additional stockholders at brokerage firms and/or clearing houses. The Company, therefore, was unable to determine the precise number of beneficial owners of its Common Stock as of May 1, 1998.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. See Item 7., Management's Discussion and Analysis and Results of Operations - "Liquidity". The Registrant intends to retain earnings, if any, for future growth and expansion opportunities. Payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements and other factors determined to be relevant by the Board of Directors. See Item 7., Management's Discussion and Analysis and Results of Operations - "Liquidity".

ITEM 6.  Selected Financial Data

                                       Years Ended December 31,
                         1997         1996          1995        1994          1993
Revenues             $   144,283   $  227,902   $   99,710   $  108,928   $  172,354
Operating Expenses   $   130,047   $  169,509   $   91,595   $  110,129   $  153,895
Net Income (loss)    $    20,840   $   59,443   $    1,498   $    6,642   $  254,483
Weighted number of
  shares outstanding  16,437,088   14,847,281   14,224,096   14,515,066   12,799,737
Net income (loss)
  per share of Common
  Stock outstanding   $     .001   $      -0-   $      -0-   $      -0-   $      .02

Total Assets          $  195,938   $1,063,919   $  920,910   $1,004,085   $1,011,870
Total Liabilities     $   17,083   $   51,673   $   40,810   $   78,987   $   76,818
Cash Dividends        $      -0-   $      -0-   $      -0-   $      -0-   $      -0-


See Financial Statements and Notes to Financial Statements


ITEM 7. Management Discussion And Analysis Of Financial Condition And Results Of Operations

     This analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

     At December 31, 1997, the Company had current assets of $195,938 as compared to $763,977 at December 31, 1996, total assets of $195,938 at December 31, 1997 as compared to $1,063,919 at December 31, 1996, current liabilities of $17,083 at December 31, 1997, as compared to $48,447 at December 31, 1996, total liabilities of $17,083 at December 31, 1997, as compared to $51,673 at December 31, 1996, and a net worth of $178,855 at December 31, 1997, as compared to $1,012,246 at December 31, 1996. See "Financial Statements". The decrease in assets was principally due to the decrease in cash and cash equivalents and marketable trading securities and disposition of the Company's consolidated subsidiary, Hi-Tech Leasing, Inc. The decrease in liabilities was principally due to an increase in retained earnings deficiency.

Liquidity

     During the year ended December 31, 1997, the Company had a decrease in cash and cash equivalents of $70,414, from $250,209 to $179,795. The Company's decrease in cash was principally due to the sale disposition of its investment in its consolidated subsidiary, Hi-Tech, in August, 1997. At year-end the Company had limited liabilities and no present commitments that were reasonably likely to result in its liquidity increasing or decreasing in any material way. During the first quarter of 1998, however, the Company determined to pursue exercise of the lease purchase option contained in an artifacts and display items lease of treasure artifacts from a joint venture between Seahawk Deep Ocean Technology, Inc. and a Seahawk affiliate in Tampa, Florida. See
Item 1., Business, Subsequent Developments. The Company and its intended acquisition, Michael's International Treasure Jewelry, Inc., were co-lessees in the Seahawk lease. The Company determined during the first quarter of 1998 to seek to exercise the lease purchase option to acquire the leased items itself prior to the completion of its due diligence efforts in connection with its intended acquisition of Michael's International Treasure Jewelry, Inc. ("Michael's"). On March 19, 1998, the Company closed its purchase of the artifacts with Michael's consent to the transaction and without Michael's participation in exercise of the lease purchase option.

     Under the terms of the purchase agreement, lease payments in the amount of $135,000 which had been previously paid were credited to the cash portion of the agreed purchase price totaling $617,500. The balance of the purchase price was paid with 9,500,000 additional shares of the Company's authorized but previously unissued Common Stock and a secured promissory note due on August 1, 1998 in the original principal amount of $200,000. All of the cash funds required to complete the transaction on March 19, 1998 ($482,500), were borrowed by the Company from its affiliate, First Capital Services, Inc., a closely held Florida corporation. First Capital Services, Inc. is affiliated with the Company through common management and control in that the Company's President and Chief Executive Officer, Larry Schwartz, is also President and Chief Executive Officer of First Capital Services, Inc.

     The debt incurred by the Company in the process of acquiring the Seahawk treasure artifacts, exceeds the Company's total assets at year-end 1997 by a factor approaching four (4). While the debt to its affiliate, First Capital Services, Inc., is demand in nature and requires no immediate and on-going debt service, the Company's prospective ability to repay the debt with revenues from commercial operations is largely dependent, at March 31, 1998, on its subsequent ability to complete the intended acquisition of Michael's and to deploy the artifacts acquired from Seahawk as inventory and exhibits in a commercial manner which will generate revenues and profits to the Company. There is no present assurance that the Company will in fact be able to successfully complete those plans due to the potential occurrence of one or more presently unforseen, insurmountable obstacles to completion of that transaction. In the event that it is unable to do so, the Company will be required to modify its present plan to attempt in some other, presently unforseen, way to otherwise commence commercial operations with a view toward generating revenues or resale proceeds from the treasure and display items it has acquired with substantial debt and dilution to its shareholders.

     Pursuant to additional terms of the exercised lease purchase option with Seahawk, the Company has the right to repurchase 8,000,000 of the 9,500,000 shares issued as part of the consideration in the transaction within a ninety (90) day period ending on or about June 19, 1998. The Company has no current ability to exercise its Common Stock repurchase option with Seahawk and will likely be faced with the need for additional, substantial borrowing from one or more affiliates in order to exercise the repurchase option should it choose to do so within the exercise period.

     In general, at March 31, 1998, the Company's liquidity is limited and will likely diminish in the near term in the absence of current commercial operations and on-going general and administrative expenses. See Item 1., "Business". The Registrant knows of no other trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, its liquidity increasing or decreasing in any material way.

Capital Resources

     At year end 1997, the Company has no outstanding unused credit lines or credit commitments in place. There were no significant liabilities and the Company was meeting its on-going expenses with its diminishing cash and cash equivalents. Lease payments for lease of the Seahawk treasure artifacts and display items were the obligation of the Company's co-lessee, Michael's International Treasure Jewelry, Inc. In order to close its exercise of the Seahawk lease purchase option, the Company sought and secured credit from an affiliate, First Capital Services, Inc., a closely-held Florida corporation under common control with the Company through its President and Chief Executive Officer, Larry Schwartz. See "Liability". It is the Company's intent at March 31, 1998, to continue to rely upon its affiliate as needed for additional debt financing and to pursue some form of equity financing in the near term, in a manner, and under terms and conditions yet to be determined.

     In the event that its current due diligence efforts with regard to the acquisition of Michael's International Treasure Jewelry, Inc. are successfully completed, the Company will require further capital financing to complete that acquisition and to repay or partially repay the debt to its affiliate, First Capital Services, Inc. incurred in the Company's acquisition of the Seahawk artifacts. In the interim, the Company will continue to lease the artifacts and display items to Michael's pending completion of the intended acquisition. If the Company is ultimately unable to secure additional debt financing or to raise capital from an equity financing, it will be adversely affected in that it will likely be unable to repay its current debt and subsequently, similarly, be unable to complete the planned acquisition of Michael's. While the Company currently anticipates completion of the Michael's acquisition transaction, there is and can be no present assurance that it will be able to do so.

Results of Operations

     The Company's revenues for the year ended December 31, 1997, were $144,283 as compared to $127,902 for the year ended December 31, 1996, and $99,710 for the year ended December 31, 1995. The principal reason for the decrease in revenues was a decrease in income from sales of marketable equity securities.

     Operating expenses decreased to $130,047 for the year ended December 31, 1997 as compared to $169,509 at December 31, 1996 and $91,595 at December 31, 1995. The difference between operating expenses at December 31, 1997 and December 31, 1996, was $39,462. The difference in operating expenses at December 31, 1996 and December 31, 1995 was $77,914. The principal reason for the difference between December 31, 1997 and 1996, and a decrease in Selling General and Administrative Expenses. Income before provision for income taxes for the year ended December 31, 1997, was $8,248 as compared to income of $86,846 for the year ended December 31, 1996 and a loss of ($480) for the year ended December 31, 1995. The decrease in income of $78,598 for the year ended December 31, 1997 as compared to December 31, 1996, was principally due to a decrease in earnings from the sale of marketable equity securities.

     At March 31, 1998, the Company had no current commercial operations. Having only recently completed acquisition of the Seahawk treasure artifacts and exhibits items, through exercise of the lease purchase option, using debt proceeds secured from its affiliate, First Capital Services, Inc., the Company (at March 31,
1998), intends to immediately begin commercial operations through its collection of lease payments, albeit reduced to $14,000 per month since the lease payments no longer contain a component reflecting a purchase option, from Michael's for continued lease of the Seahawk artifacts and display items otherwise under the same terms and conditions of the Seahawk lease. The Company intends to continue this arrangement with Michael's pending completion of its current due diligence efforts toward developing, entering into and closing a definitive acquisition agreement with Michael's. While there can be no present assurance that the Company will not encounter an insurmountable obstacle to successful completion of that transaction, the Company believes that it will be able to do so during the first half of 1998. Completion of that transaction, at this point, however, is primarily dependent on the Company's ability to raise additional debt or equity financing.

     Once closed, if closed, the Company expects its acquisition of Michael's to enable it to, and to continue to, buy unique shipwreck artifacts and to carry out its ultimate plan to become a leading retailer of quality treasure jewelry and artifacts. The many uncertainties surrounding completion and implementation of this plan however may preclude its successful implementation. In that event, the Company will be adversely affected.


ITEM 8.   Financial Statements And Supplementary Data

     Financial information pursuant to this Item appears elsewhere in this Report. See Item 14. Exhibits, Financial Statements,
Schedules and Reports on Form 8-K.


ITEM 9.   Disagreements On Accounting And Financial Disclosure

     No change of the Company's independent, certified auditor accountants took place with respect to the preparation of the Company's financial statements for the two (2) most recent fiscal years contained in this report. There are and have been no disagreements on accounting or financial disclosure.

                             PART III

ITEM 10.  Directors And Executive Officers Of The Registrant

     The directors and executive officers of the Company, as of the date of this Report are as follows:

Name                     Age            Offices Held

Larry Schwartz           50             President, Secretary,
                                        Treasurer and Director

Edward Meyer             40             Former Secretary,
                                        Treasurer and Director

Norman H. Becker         60             Former President and
                                        Director

Glenn Shaffren           42             Former Vice President and
                                        Director

Diane Aquino             49             Former Secretary/
                                        Treasurer and Director

     Larry Schwartz, was appointed President and Chief Executive Officer of the Registrant on August 27, 1997 following the resignation of its prior management. With the resignation of Mr. Meyer (see below) on April 30, 1998, Mr. Schwartz also assumed the duties of Secretary and Treasurer of the Company. Mr. Schwartz is also President and Chief Executive Officer of First Capital Services, Inc. and First Consolidated Financial Corporation, as well as various affiliated entities and is presently engaged in the business of asset based lending, financial consulting services for corporate clients, and financial placement services. Mr. Schwartz has been engaged in those activities for the last five years and has assumed management of the Registrant as his initial engagement with a publicly-held enterprise. Mr. Schwartz holds the BS Degree from Boston State College and an MA Degree from Boston College. In addition, Mr. Schwartz was a doctoral candidate at Boston College attending post-masters course work in 1973. Boston State College and Boston College are both located in the City of Boston, Massachusetts. In addition his formal education, Mr. Schwartz has attended numerous seminars on a broad variety of topics related to asset based lending operations.

     Edward Meyer, was appointed Secretary, Treasurer and a Director of the Company on August 27, 1997 coincident with the change of control reflected in Item 1., Business, Change of Control, herein. Mr. Meyer is also the controller of the Company's affiliate, First Capital Services, Inc., an enterprise affiliated with the Registrant due to common control. Mr. Meyer has been the controller of First Capital Services, Inc. since 1994. Prior to

1994, he was controller and officer manager of Zimmerman Tree Service. Mr. Meyer holds the BBA Degree in accounting from the Bernard Baruch College of the City University of New York and is a licensed certified public accountant in both the State of Florida and the State of Colorado. On April 30, 1998, however, Mr. Meyer resigned as the Company's Secretary, Treasurer and a member of its Board of Directors due to excess demand on his time generated by his other duties. The Company was informed by Mr. Meyer at the time of resignation that he had no disagreement with the Company's management, financial or otherwise.

     Norman H. Becker, resigned as an officer and director of the Company on August 26, 1997 in connection with the transaction changing control of the Company to Messrs. Schwartz and Meyer. Prior to his appointment as the Company's President and Chief Executive Officer during February 1987, Mr. Becker was Secretary/Treasurer and a Director of the Company since its inception, January 16, 1985. Since January, 1993, Mr. Becker was also President of CSI, former affiliate of the Company. (See "Business" and "Financial Statements" and accompanying notes). Since January 1985, Mr. Becker has been self-employed in the practice of public accounting. Mr. Becker is a graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants, and the Dade County Chapter of the Florida Institute of Certified Public Accountants.

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

     Diane Aquino resigned as an officer and director of the Company on August 26, 1997 in connection with the transaction changing control of the Company to Messers. Schwartz and Meyer. Ms. Aquino was been Secretary/Treasurer and a Director of the Company since February 15, 1989. Since January 1993, Ms. Aquino was Secretary and Treasurer of CSI, an affiliate of the Company.

ITEM 11.  Executive Compensation

                                       SUMMARY COMPENSATION TABLE

                            Annual Compensation               Long Term Compensation

                                                                      Awards             Payments
                                                              Restricted   Securities
Name of Individual                              Other Annual  Stock        Underlying/    LTIP        All Other
and Principal Position  Year   Salary   Bonus   Compensation  Award(s)     Options/SARs   Payouts     Compensation
Larry Schwartz          1997   $ -0-    -0-     $15,000         -0-          -0-           -0-            -0-
  President

Edward Meyer            1997   $ -0-    -0-     $  -0-          -0-          -0-           -0-            -0-
 Secretary/Treasurer

Norman H. Becker        1996   $ 4,000  -0-     $ 1,163         -0-          -0-           -0-            -0-
 Former President       1997   $ 4,000  -0-     $ 3,338         -0-          -0-           -0-            -0-

Glenn Shaffren          1996     -0-    -0-        -0-          -0-          -0-           -0-            -0-
 Former  Vice President 1997     -0-    -0-        -0-          -0-          -0-           -0-            -0-

Diane Aquino            1996   $7,500   -0-        -0-          -0-          -0-           -0-            -0-
 Former Secretary/
 Treasurer              1997   $7,500   -0-        -0-          -0-          -0-           -0-            -0-



     During the 1997 fiscal year, there were no stock options, stock appreciation rights, restricted stock awards, LTIP awards, or similar compensation issued. None of the Company's former or present officers and directors had formal employment agreements with the Company.



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

                              Amount and Nature of       Percent
Name and Address              Beneficial Ownership (1)   of Class(1)
Larry Schwartz (2)            3,907,637 Shares             15%

Seahawk I, Ltd(4)             5,903,066 Shares             23%
5102 S. Westshore Blvd.
Tampa, FL 33611

Seahawk Deep Ocean
 Technology, Inc. (4)         2,529,286 Shares             10%
5102 S. Westshore Blvd.
Tampa, FL 33611

Edward Meyer (2)                  -0-                      -0-

All Officers and Directors
   as a Group (1 persons)     3,907,637 Shares             15%




(1) As used in the Annual Report, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)  The address for such person is c/o Treasures & Exhibits
     International Inc., 2300 Glades Road, Suite 450, West Tower,
     Boca Raton, Florida 33431.

(3) Calculations are based upon 25,990,756 issued and outstanding shares of the Company's Common Stock. The total reflects subsequent issuance, on March 19, 1998, of 9,500,000 shares of the Company's restricted Common Stock to persons designated by the Seller as part of the purchase price paid by the Company in its acquisition of the Seahawk artifacts and display items. See Item. 1, "Business".

(4) Seahawk I, Ltd. and Seahawk Deep Ocean Technology, Inc. are affiliated by common control with each other. All of the shares owned of record by those entities accordingly may be deemed to be held by a single beneficial owner.

ITEM 13.  Certain Relationships And Related Transactions

     During the fiscal year ended December 31, 1997, there were no material transactions between the Company and any of its officers and/or Directors which involved $60,000 or more. However, the Company entered into a management consulting arrangement with First Consolidated Financial Corporation, an affiliate under common control with the Company in that company's President and Chief Executive Officer, Larry Schwartz, is also President and Chief Executive Officer of First Consolidated Financial Corporation. Pursuant to the consulting arrangement, First Consolidated renders management consulting services to the Company in exchange for a monthly fee in the amount of $5,000. On an annualized basis, the consulting arrangement represents a $60,000 expense to the Company. Monthly payments, each in the amount of $5,000 have continued since December 31, 1997 through the date of this report.

     In addition, the Company has borrowed from its affiliate, First Capital Services, Inc. in order to acquire the Seahawk artifacts and display items through exercise of the lease purchase option. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity". In addition, on December 31, 1997, the Company loaned its affiliate, First Capital Services, Inc. $153,649.32 on a short term basis at an annual interest rate of 12%. On January 15, 1998, First Capital Services repaid $125,000 of the Company's loan. The loan transactions were entered into by and between the Company and First Capital Services, Inc. in an effort to generate a modicom of interest income for the Company pending its own development and implementation of revenue producing commercial operations.

                            PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules And Reports On
          Form 8-K

    (a)   1.    Financial Statements:

         (i)   Report of Independent Certified Public Accountant;

         (ii)  Consolidated Balance Sheet - December 31, 1997 and
               December 31, 1996;

         (iii) Consolidated Statement of Operations - Three years ended December 31, 1997;

         (iv)  Consolidated Statement of Shareholders' Equity -
               Three years ended December 31, 1997;

         (v) Consolidated Statement of Cash Flows - Three years ended December 31, 1997;

         (vi)  Notes to Consolidated Financial Statements

         (a)(3)Exhibits

               (b)(10) Letter of Intent dated September 10, 1997 for proposed acquisition of Michael's
                         International Treasure Jewelry, Inc.

               (b)(10) Agreement for Purchase of Artifacts and Displays for purchase by the Registrant of certain artifacts and display items from Seahawk Deep Ocean Technology, Inc.

         (b)   Reports of Form 8-K

               The Registrant filed no reports on Form 8-K during the fourth quarter of 1997. On March 27, 1998, the Company filed a report on Form 8-K of its purchase on March 19, 1998 of the artifacts previously leased to the Company as co-lessee for cash, newly issued restricted Common Stock and a secured promissory note. The March 19, 1998 Form 8-K was amended on May 14, 1998 to correct an error in the cash portion of the reported purchase price which had been overstated by $200,000 inadvertently in the original Form 8-K current report.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         TREASURE AND EXHIBITS
                                         INTERNATIONAL, INC.


Date: May 14, 1998                       By: /s/Larry Schwartz
                                             Larry Schwartz, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report have been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                       Title              Date

(i) Principal Executive Officer


/s/Larry Schwartz                Chief Executive     May 14, 1998
Larry Schwartz  Officer

(ii) Principal Financial and
     Accounting Officer


/s/Larry Schwartz                 Treasurer          May 14, 1998
Larry Schwartz

(iii) A Majority of the Board
      of Directors


/s/Larry Schwartz                 Director           May 14, 1998
Larry Schwartz