Form 10-Q
period 1998-03-31
TREASURE & EXHIBITS INTERNATIONAL INC
filed 1998-06-09
CIK 764773

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarter Ended March 31, 1998


                            2-96366-A
                     (Commission File Number)


             TREASURES & EXHIBITS INTERNATIONAL, INC.
      (Exact name of Registrant as specified in its charter)


          Florida                                 59-2483405
    (State of other jurisdiction(IRS Employer of incorporation or organization) Identification No.)


  2300 Glades Road, Suite 450, West Tower, Boca Raton, FL 33431
             (Address of Principal Executive Offices)


                           (561) 750-7535
       (Registrant's Telephone Number, including area code)



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

There were 25,990,756 shares of Common Stock, $.0001 par value, issued and outstanding at June 1, 1998.

             TREASURES & EXHIBITS INTERNATIONAL, INC.

                              INDEX


PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets - March 31, 1998 (Unaudited) and
               December 31, 1997.

               Statement of Operations - Three months ended March
               31, 1998 and 1997 (Unaudited).

               Statement of Shareholders' Equity - December 31,
               1994 through March 31, 1998.

               Statement of Cash Flows - Three months ended March
               31, 1998 and 1997 (Unaudited).

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

              TREASURES & EXHIBITS INTERNATIONAL, INC.


                  PART I - FINANCIAL INFORMATION



Item I.     Financial Statements

              TREASURE & EXHIBITS INTERNATIONAL, INC.
             (Formerly Vanderbilt Square Corporation)
                          BALANCE SHEETS

                                ASSETS

                                       March 31,        December 31,
                                         1998               1997
                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $   35,512         $  179,795
  Investment in marketable
  trading securities - at market         14,961             16,143

  TOTAL CURRENT ASSETS                   50,473            195,938

INVESTMENT IN ARTIFACTS               2,432,500                -

                                     $2,482,973         $  195,938















See accompanying notes to financial statements.

             TREASURE & EXHIBITS INTERNATIONAL, INC.
             (Formerly Vanderbilt Square Corporation)
                          BALANCE SHEETS


                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                       March 31,       December 31,*
                                         1998              1997
                                       (Unaudited)
CURRENT LIABILITIES:
  Notes payable                        $   23,103       $    2,083
  Accounts payable and accrued
  expenses                                 25,000           15,000
  Due to Affiliates                       682,500              -

  TOTAL CURRENT LIABILITIES               730,603           17,083

PUT OPTION                              1,615,000              -

SHAREHOLDERS' EQUITY:
  Common stock $.0001 par value;
  authorized 50,000,000 shares;
  issued and outstanding
  25,990,756 shares in 1998 and
    16,490,756 shares in 1997               2,599            1,649
  Additional paid-in capital            1,136,413        1,137,363
  Accumulated deficit                  (1,001,642)        (960,157)

    TOTAL SHAREHOLDERS' EQUITY            137,370          178,855

                                       $2,482,973       $  195,938







* Reclassified for comparative purposes

See accompanying notes to financial statements.

              TREASURE & EXHIBITS INTERNATIONAL, INC.
             (Formerly Vanderbilt Square Corporation)
                     STATEMENT OF OPERATIONS


                                        Three Months Ended
                                             March 31,
                                        1998          1997
                                     (Unaudited)   (Unaudited)
REVENUES:
   Interest and dividend income      $       811   $     7,913
   Realized and unrealized
   gain (loss) on invest-
   ment in marketable
   trading securities                     (1,182)          632
   Direct finance lease income               -             241
                                                                                  (371)        8,786

OPERATING EXPENSES:
   General and
     administrative expenses              41,114        12,181

INCOME (LOSS) FROM OPERATIONS           (41,485)       (3,395)

OTHER INCOME (EXPENSES):
   Equity in earnings (loss)
    of unconsolidated subsidiary            -         (12,897)

INCOME (LOSS) BEFORE INCOME TAXES       (41,485)      (16,292)

PROVISION FOR INCOME TAXES                  -           7,078

NET INCOME (LOSS)                   $   (41,485)  $   (23,370)

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                        17,862,978    16,398,356

NET INCOME PER COMMON SHARE         $       -     $       -









See accompanying notes to financial statements.

                                  TREASURE & EXHIBITS INTERNATIONAL, INC.
                                 (Formerly Vanderbilt Square Corporation)
                                     STATEMENT OF SHAREHOLDERS' EQUITY
                              FROM DECEMBER 31, 1994 THROUGH MARCH 31, 1998


                                    Common Stock
                                  $.0001 Par Value             Additional    Retained
                               Authorized 50,000,000 Shares    Paid-In       Earnings     Treasury
                                   Shares      Amount          Capital       (Deficit)    Stock        Total
Balance - December 31, 1994      14,429,750   $  1,499         $   970,557  $  (10,719)   $(36,239) $   925,098

  Purchase of Treasury Stock       (826,900)       -                  -            -       (71,477)     (71,477)
  Sale of Treasury Stock            333,000        -                  -            -        24,981       24,981
  Net income for the period             -          -                  -          1,498         -          1,498

Balance - December 31, 1995      13,935,850      1,499             970,557      (9,221)    (82,735)     880,100

  10% Stock Dividend              1,499,156        150             166,806    (166,956)         -           -
  Purchase of Treasury Stock       (249,100)       -                   -           -       (33,070)     (33,070)
  Sale of Treasury Stock          1,212,450        -                   -           -       105,773      105,773
  Net income for the period             -          -                   -        59,443         -         59,443

Balance - December 31, 1996      16,398,356      1,649           1,137,363    (116,734)    (10,032)   1,012,246

  Sale of treasury stock             92,400        -                   -           -        10,032       10,032
  Dividend distribution                 -          -                   -      (864,263)        -       (864,263)
  Net income for the period             -          -                   -        20,840         -         20,840

Balance - December 31, 1997      16,490,756      1,649           1,137,363    (960,157)        -        178,855

  Net loss for the period               -          -                   -       (41,485)        -        (41,485)
  Issuance of stock               9,500,000        950           1,614,050         -           -      1,614,050
  Reclassification of put option        -          -            (1,615,000)        -           -     (1,615,000)

Balance - March 31, 1997         25,990,756   $  2,599         $ 1,136,413 $(1,001,642)  $     -    $   137,370


See accompanying notes to financial statements.

              TREASURE & EXHIBITS INTERNATIONAL, INC.
             (Formerly Vanderbilt Square Corporation)
                     STATEMENT OF CASH FLOWS
                           (Unaudited)


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Three Months Ended
                                                      March 31,
                                                 1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  (41,485)   $  (23,370)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of
        marketable securities                        -         (30,352)
      Equity in (earnings) or loss
        of unconsolidated subsidiary                 -          12,897
      Allowance for market decline
        of securities                              1,182        29,720
  Changes in operating assets and liabilities:
      Increase (Decrease) in accounts
        payable and accrued expenses              21,020       (38,359)
      Decrease in accrued interest receivable        -             143
      (Increase) decrease in
        accounts receivable                          -           2,493
      Increase in income taxes payable               -           3,128
      Proceeds from sale of marketable
        trading securities                           -          61,918
      Purchase of marketable trading
        securities                                   -         (53,324)

      Net cash provided by (used in)
        operating activities                     (19,283)      (35,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan advance to affiliates                     125,000           -
  Principal collections of loans
     to affiliates                                   -           3,085
  Advance paid on notes receivable
     - other                                         -          (2,000)
  Principal collections of notes
     receivable - other                              -           5,004
  Principal collections of direct
     financing leases                                -             838
  Investment in unconsolidated
     subsidiaries                                    -         (11,103)

     Net cash provided by
       (used in) investing activities           (125,000)       (4,176)


             TREASURE & EXHIBITS INTERNATIONAL, INC.
            (Formerly Vanderbilt Square Corporation)
                     STATEMENT OF CASH FLOWS


             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three Months Ended
                                                    March 31,
                                                 1998          1997
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          $ (144,283)    $  (39,282)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          179,795        250,209

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                             $   35,512     $  210,927










See accompanying notes to financial statements.

             TREASURE & EXHIBITS INTERNATIONAL, INC.
             (Formerly Vanderbilt Square Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1998
                           (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Income Taxes - Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

    Account Estimates - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - FAIR PRESENTATION

    The balance sheet as of March 31, 1998, the statement of operations for the three months ended March 31, 1998 and 1997, the statement of shareholders' equity as of March 31, 1998, and the statement of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at March 31, 1998 and for all period presented have been made.

    The operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

    The condensed financial statements as of December 31, 1997, 1996 and 1995 have been derived from audited financial statements.

             TREASURE & EXHIBITS INTERNATIONAL, INC.
             (Formerly Vanderbilt Square Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1998
                           (Unaudited)


NOTE 2 - FAIR PRESENTATION (Cont'd)

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997 and for the year then ended.

NOTE 3 - BASIS OF PRESENTATION

    The March 31, 1997 statement of operations includes the accounts of Vanderbilt Square Corp. and its wholly-owned subsidiary, Hi-Tech Leasing, Inc.. All significant intercompany accounts and transaction have been eliminated in such financial statements.

NOTE 4 - NAME CHANGE

    On February 27, 1998, the Company changed its name to Treasure & Exhibits International, Inc.

NOTE 5 - EARNINGS (LOSS) PER SHARE

    Per share information was computed using the weighted average number of common shares outstanding during the reporting periods. Per share information computed to be less than one cent is not shown on the accompanying financial statements.

    The Company's adoption of FASB - 128, earnings per share, did not have a material impact upon reported per share amounts.

NOTE 6 - INVESTMENT IN MARKETABLE TRADING SECURITIES

    Marketable trading securities are stated at market value at the balance sheet date. The cost of these investments is $40,180 at March 31, 1998 and December 31, 1997,
    respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the statement of operations under the caption "Realized and unrealized gain (loss) in marketable trading securities".

             TREASURE & EXHIBITS INTERNATIONAL, INC.
             (Formerly Vanderbilt Square Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1998
                           (Unaudited)


NOTE 7 - INVESTMENT IN ARTIFACTS

    On March 19, 1998, the Company exercised its option to purchase artifacts known as the "Dry Tortugas Treasure". The "treasure" is comprised of a collection of seventeenth century artifacts which were recovered from a sunken Spanish galleon in an area known as The Dry Tortugas.

    Consideration named in the purchase agreement amounted to $2,432,500 comprised of $617,500 cash, a $200,000 promissory note, and 9,500,000 shares of the Company's restricted Common Stock valued by the Buyer and Seller at $1,615,000.

    The Company retained the right to repurchase up to 8,000,000 shares of the restricted Common Stock at prices ranging from $.135 to $.15 per share.

    The Company granted the artifacts seller a one year right to put all or any of the 9,500,000 shares of restricted common stock to the Company at per share prices ranging from $.085 to $.17 per share. The Company's repurchase price of $.085 per share is dependent upon the successful registration of the shares used in the transaction. The put option is reflected as a liability in the accompanying balance sheet.

    The artifact purchase agreement also provides the Sellers with the right to receive additional Common Stock. If the average market bid price of the Company's Common Stock is less than $.12 per share during the first five market days following March 19, 1998, the Company shall issue additional restricted Common Stock to the Sellers in proportion to their original holdings to cause the Seller to have the equivalent per share valuation of $.17 for shares issued in connection with this transaction.

NOTE 8 - NOTES PAYABLE

         Notes payable consist of the following:

         18% Promissory Note - interest payments
         commencing April 19, 1998.  Maturing
         on March 19, 1999.  This note is owed
         to an affiliated company.                     $482,500

             TREASURE & EXHIBITS INTERNATIONAL, INC.
             (Formerly Vanderbilt Square Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1998
                           (Unaudited)


NOTE 8 - NOTES PAYABLE (Cont'd)

         Secured Promissory Note - Due August 1, 1998.
         Collateralized by certain Dry Tortugas
         Artifacts valued at $250,000.  This note is
         Owed to the Seller of the artifacts            200,000

                                                       $682,500

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

         (a) Payments made directly to the Seller of the Dry
         Tortugas artifacts by affiliates amounted to $617,500.

         (b) Advances to affiliates amounting to $125,000 were considered to be repaid to the Company through a like amount of direct payments to the Dry Tortugas artifacts
         Seller as indicated in item (a) above.

         (c) Common Stock (and put option) issued in connection with artifact asset acquisition amounted to $1,615,000.

NOTE 10 - PROPOSED ACQUISITION

         On September 10, 1997, the Company entered into a Letter of Intent to acquire all of the outstanding capital stock of Michael's International Treasure Jewelry, Inc. ("Michael's"), a privately-held corporation. The entity is affiliated to the Company by virtue of common principal shareholders. "Michael's" operates retail jewelry stores in Miami and Key West. The stores specialize in the sale of jewelry designed with coins of antiquity.

         Terms of this Letter of Intent specify a purchase price of $3,500,000 consisting of $350,000 cash and $3,150,000 of the Company's authorized, but previously unissued, restricted common stock. A total of 8,200,989 shares are anticipated to be issued in connection with the acquisition. "Michael's" will become a wholly-owned subsidiary of the Company in a transaction which is expected to be recorded as a reverse acquisition for accounting and financial statement reporting purposes.

         At March 31, 1998, the Company is continuing its due diligence efforts with respect to the proposed acquisition.

              TREASURE & EXHIBITS INTERNATIONAL, INC.
             (Formerly Vanderbilt Square Corporation)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1998
                           (Unaudited)


NOTE 11 - RELATED PARTY TRANSACTIONS

         Consulting Agreement - The Company paid $15,000 to an affiliate in accordance with a (modified) consulting agreement during the three months ended March 31, 1998. A modification reducing consulting fee expense from $120,000 per annum to $60,000 per annum was effective January 1, 1998.

         Interest Expense - Interest expense incurred in connection with borrowing from affiliates amounts to $2,855 for the three months ended March 31, 1998.

NOTE 12 - INCOME TAXES

         A deferred tax benefit relating to the Company's net operating loss carryforward ($44,754) and allowance for market decline of investments ($24,037) is offset by a valuation allowance since future realization of such benefit cannot be assured from profitable operations.

         The net operating loss expires in the year 2112.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

At March 31, 1998, the Company had current assets of $50,473, compared to $195,938 at December 31, 1997; total assets of $2,482,973 as compared to $195,938 at December 31, 1997; current liabilities of $730,603 as compared to $17,083 at December 31, 1997, and a current net worth of $137,370 as compared to $178,855 at December 31, 1997. (See "Financial Statements"). The increase in total assets and net worth are principally due to the Company's disposal of its investments in subsidiaries Hi-Tech Leasing, Inc. and Professional Programmers, Inc. and the August 26, 1997 distribution of its investment in Corrections Services Inc. to the Company's shareholders. See Financial Statements Note 7.

Liquidity

During the three months ended March 31, 1998, the Company had a decrease in cash and cash equivalents of $(144,283). The decrease was principally attributed to the Company's use of its cash in investing activities, primarily a loan advance to affiliates.

At March 31, 1998 the Company had limited liabilities and no present commitments that were reasonably likely to result in its liquidity increasing or decreasing in any material way. During this reporting period the Company determined to pursue exercise of the lease purchase option contained in an artifacts and display items lease of treasure artifacts from a joint venture between Seahawk Deep Ocean Technology, Inc. and a Seahawk affiliate in Tampa, Florida. The Company and its intended acquisition, Michael's International Treasure Jewelry, Inc., were co-lessees in the Seahawk lease. The Company determined to seek to exercise the lease purchase option to acquire the leased items itself prior to the completion of its due diligence efforts in connection with its intended acquisition of Michael's International Treasure Jewelry, Inc. ("Michael's"). On March 19, 1998, the Company closed its purchase of the artifacts with Michael's consent to the transaction and without Michael's participation in exercise of the lease purchase option.

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

     The debt incurred by the Company in the process of acquiring the Seahawk treasure artifacts, exceeded the Company's total assets at year-end 1997 by a factor approaching four (4). While the debt to its affiliate, First Capital Services, Inc., is demand in nature and requires no immediate and on-going debt service, the Company's prospective ability to repay the debt with revenues from commercial operations is largely dependent, at June 1, 1998, on its subsequent ability to complete the intended acquisition of Michael's and to deploy the artifacts acquired from Seahawk as inventory and exhibits in a commercial manner which will generate revenues and profits to the Company. There is no present assurance that the Company will in fact be able to successfully complete those plans due to the potential occurrence of one or more presently unforseen, insurmountable obstacles to completion of that transaction. In the event that it is unable to do so, the Company will be required to modify its present plan to attempt in some other, presently unforseen, way to otherwise commence commercial operations with a view toward generating revenues or resale proceeds from the treasure and display items it has acquired with substantial debt and dilution to its shareholders.

     Pursuant to additional terms of the exercised lease purchase option with Seahawk, the Company has the right to repurchase 8,000,000 of the 9,500,000 shares issued as part of the consideration in the transaction within a ninety (90) day period ending on or about June 19, 1998. The Company (at June 1, 1998) has no current ability to exercise its Common Stock repurchase option with Seahawk and will likely be faced with the need for additional, substantial borrowing from one or more affiliates in order to exercise the repurchase option should it choose to do so within the exercise period.

     In general, at June 1, 1998, the Company's liquidity is limited and will likely diminish in the near term in the absence of current commercial operations and on-going general and administrative expenses. The Registrant knows of no other trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, its liquidity increasing or decreasing in any material way.

Capital Resources

     The Company has no outstanding unused credit lines or credit commitments in place. In order to close its exercise of the Seahawk lease purchase option, the Company sought and secured credit from an affiliate, First Capital Services, Inc., a closely-held Florida corporation under common control with the Company through its President and Chief Executive Officer. It is the Company's intent at June 1, 1998, to continue to rely upon its affiliate as needed for additional debt financing and to pursue some form of equity financing in the near term, in a manner, and under terms and conditions yet to be determined.

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

Results of Operations

     The Company had no revenues for the three months ended March 31, 1998 as compared to $8,786 for the quarter ended March 31, 1997. The principal reason for the decrease in revenues was a significant decrease in interest and dividend income and losses on investments in marketable trading securities.

     Operating expenses increased to $41,114 for the quarter ended March 31, 1998 as compared to $12,181 at March 31, 1997. The difference between operating expenses at March 31, 1998 and March 31, 1997, was $28,933. The principal reason for the difference between March 31, 1998 and 1997, is an increase in General and Administrative Expenses. During the quarter ended March 31, 1998 the Company sustained a net loss of ($41,485) as compared to a net loss of ($23,370) during the comparable quarter of 1997.

     At March 31, 1998, the Company had no current commercial operations. Having only recently completed acquisition of the Seahawk treasure artifacts and exhibits items, through exercise of the lease purchase option, using debt proceeds secured from its affiliate, First Capital Services, Inc., the Company (at June 1,
1998), has begun commercial operations through its collection of lease payments, albeit reduced to $14,000 per month since the lease payments no longer contain a component reflecting a purchase option, from Michael's for continued lease of the Seahawk artifacts and display items otherwise under the same terms and conditions of the Seahawk lease. The Company intends to continue this arrangement with Michael's pending completion of its current due diligence efforts toward developing, entering into and closing a definitive acquisition agreement with Michael's. While there can be no present assurance that the Company will not encounter an insurmountable obstacle to successful completion of that transaction, the Company believes that it will be able to do so during the first half of 1998. Completion of that transaction, at this point, however, is primarily dependent on the Company's ability to raise additional debt or equity financing.

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

                             PART II

Item 1.  LEGAL PROCEEDINGS

         Not applicable.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Registrant filed one (1) Current Report on Form 8-K during this reporting period dated March 19, 1998 reporting its acquisition of the artifacts from Seahawk on that date for cash, note and restricted Common Stock. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TREASURES & EXHIBITS
                                   INTERNATIONAL, INC.


Date: June 8, 1998                 BY:/s/Larry Schwartz
                                      Larry Schwartz, President