Form 10-Q
period 1998-06-30
TREASURE & EXHIBITS INTERNATIONAL INC
filed 1998-08-10
CIK 764773

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended June 30, 1998


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

                                    INDEX


PART I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Balance Sheets - June 30, 1998 (Unaudited) and December
               31, 1997.

               Statement of Operations - Three months and Six months ended June 30, 1998 and 1997 (Unaudited).

               Statement of Shareholders' Equity - December 31, 1994 through June 30, 1998 (Unaudited).

               Statement of Cash Flows - Six months ended March 31, 1998 and 1997 (Unaudited).

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

                    TREASURES & EXHIBITS INTERNATIONAL, INC.


                        PART I - FINANCIAL INFORMATION


Item I.     Financial Statements

                  TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                              BALANCE SHEETS


                  ASSETS

                                           June 30,           December 31,
                                             1998                 1997
                                          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents             $    3,149         $  179,795
     Investment in marketable
          trading securities - at market       17,130             16,143

     TOTAL CURRENT ASSETS                      20,279            195,938

  Accounts Receivable - Affiliate              60,000                -

INVESTMENT IN ARTIFACTS                     2,432,500                -

           TOTAL ASSETS                    $2,512,779         $  195,938


























See accompanying notes to financial statements.


                                     F-2(a)

                    TREASURE & EXHIBITS INTERNATIONAL, INC.
                    (Formerly Vanderbilt Square Corporation)
                                  BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY

                                             June 30,        December 31,*
                                               1998               1997
                                            (Unaudited)
CURRENT LIABILITIES:
  Notes payable                             $  682,500       $      -
     Accounts payable and accrued
          expenses                              41,057            2,083
     Due to Affiliate - Consulting Fee          15,000           15,000

          TOTAL CURRENT LIABILITIES            738,557           17,083

DEFERRED REVENUE                                70,000              -

PUT OPTION                                   1,615,000              -

    TOTAL LIABILITIES                        2,423,557           17,083

SHAREHOLDERS' EQUITY:
     Common stock $.0001 par value;
          authorized 50,000,000 shares;
          issued and outstanding
          25,990,756 shares in 1998 and
          16,490,756 shares in 19                2,599            1,649
     Additional paid-in capital              1,136,413        1,137,363
     Accumulated deficit                    (1,049,790)        (960,157)

    TOTAL SHAREHOLDERS' EQUITY                  89,222          178,855

    TOTAL SHAREHOLDERS' EQUITY
        AND LIABILITIES                     $2,512,779       $  195,938






* Reclassified for comparative purposes

See accompanying notes to financial statements.





                                     F-2(b)

                   TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                         STATEMENT OF OPERATIONS

                                          Three Months Ended              Six Months Ended
                                                June 30,                       June 30,
                                          1998          1997             1998          1997
                                       (Unaudited)   (Unaudited)      (Unaudited)   (Unaudited)
REVENUES:
     Interest and dividend income      $       184   $     9,747       $      995    $    17,660
     Realized and unrealized
          gain (loss) on investment
    in marketable trading
    securities                               2,169        (9,068)             987         (8,436)
      Direct finance lease income              -             223               -             464
                                             2,353           902            1,982          9,688

OPERATING EXPENSES:
     General and
       administrative expenses              50,501        21,472           91,615         33,653

LOSS FROM OPERATIONS                       (48,148)      (20,570)         (89,633)       (23,965)

OTHER INCOME (EXPENSES):
     Equity in earnings (loss)
          of unconsolidated subsidiary         -            (396)              -         (13,293)

LOSS BEFORE INCOME TAXES                   (48,148)      (20,966)         (89,633)       (37,258)

INCOME TAX CREDIT PROVISION                    -             -                 -           2,500

NET LOSS                               $   (48,148)  $   (20,966)      $  (89,633)   $   (39,758)

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING       25,990,756    16,398,356       21,926,867     16,398,356

EARNINGS PER COMMON SHARE              $       -     $       -         $       -     $       -

EARNINGS PER COMMON SHARE
  ASSUMING DILUTION                    $       -     $       -         $       -     $       -



See accompanying notes to financial statements.

                    TREASURE & EXHIBITS INTERNATIONAL, INC.
                   (Formerly Vanderbilt Square Corporation)
                       STATEMENT OF SHAREHOLDERS' EQUITY
                 FROM DECEMBER 31, 1994 THROUGH JUNE 30, 1998

                                    Common Stock
                                  $.0001 Par Value             Additional    Retained
                               Authorized 50,000,000 Shares    Paid-In        Earnings     Treasury
                                   Shares      Amount          Capital       (Deficit)     Stock       Total

Balance - December 31, 1994      14,429,750   $  1,499         $   970,557   $  (10,719)   $ (36,239)  $   925,098

  Purchase of Treasury Stock       (826,900)       -                  -            -         (71,477)      (71,477)
  Sale of Treasury Stock            333,000        -                  -            -          24,981        24,981
  Net income for the period             -          -                  -           1,498         -            1,498

Balance - December 31, 1995      13,935,850      1,499            970,557        (9,221)     (82,735)      880,100

  10% Stock Dividend              1,499,156        150            166,806      (166,956)        -             -
  Purchase of Treasury Stock       (249,100)       -                 -             -         (33,070)      (33,070)
  Sale of Treasury Stock          1,212,450        -                 -             -         105,773       105,773
  Net income for the period             -          -                 -           59,443         -           59,443

Balance - December 31, 1996      16,398,356      1,649          1,137,363      (116,734)     (10,032)    1,012,246

  Sale of treasury stock             92,400        -                 -             -          10,032        10,032
  Dividend distribution                 -          -                 -         (864,263)        -         (864,263)
  Net income for the period             -          -                 -           20,840         -           20,840

Balance - December 31, 1997      16,490,756      1,649          1,137,363      (960,157)        -          178,855

  Net loss for the period               -          -                 -          (89,633)        -          (89,633)
  Issuance of stock               9,500,000        950          1,614,050          -            -        1,615,000
  Reclassification of put option        -          -           (1,615,000)         -            -       (1,615,000)

Balance - June 30, 1998          25,990,756   $  2,599        $ 1,136,413   $(1,049,790)   $    -      $    89,222





See accompanying notes to financial statements.

                  TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                           STATEMENT OF CASH FLOWS
                                (Unaudited)


              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six Months Ended
                                                      June 30,
                                                 1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  (89,633)   $  (39,758)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of
        marketable securities                        -         (27,569)
      Equity in (earnings) or loss
        of unconsolidated subsidiary                 -          13,293
      Allowance for market price
        of securities                               (987)       36,005
  Changes in operating assets and liabilities:
      Increase (Decrease) in accounts
        payable and accrued expenses              38,974       (40,109)
      Decrease in accrued interest receivable        -             143
      (Increase) decrease in
        accounts receivable                          -           2,493
      (Decrease) Increase in income
        taxes payable                                -          (1,450)
      Proceeds from sale of marketable
        trading securities                           -          61,918
      Purchase of marketable trading
        securities                                   -         (65,539)

      Net cash provided by (used in)
           operating activities                  (51,646)      (60,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections of loans
     to affiliates                                   -           3,085
  Advance paid on notes receivable
     - other                                         -          (2,000)
  Principal collections of notes
     receivable - other                              -          15,998
  Principal collections of direct
     financing leases                                -           1,693
  Advances to affiliates                        (125,000)          -
  Investment in unconsolidated
     subsidiaries                                    -         (11,103)

     Net cash provided by
       (used in) investing activities           (125,000)        7,673





                                     F-5(a)

                    TREASURE & EXHIBITS INTERNATIONAL, INC.
                    (Formerly Vanderbilt Square Corporation)
                           STATEMENT OF CASH FLOWS



     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Six Months Ended
                                                     June 30,
                                                 1998          1997
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          $ (176,646)    $  (52,900)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          179,795        250,209

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                             $    3,149     $  197,309





























See accompanying notes to financial statements.



                                     F-5(b)

                     TREASURE & EXHIBITS INTERNATIONAL, INC.
                    (Formerly Vanderbilt Square Corporation)
                        NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


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

NOTE 2 - FAIR PRESENTATION

The balance sheet as of June 30, 1998, the statement of operations for the six months ended June 30, 1998 and 1997, the statement of shareholders' equity as of June 30, 1998, and the statement of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at June 30, 1998 and for all periods presented have been made.

The operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

The condensed financial statements as of December 31, 1997, 1996 and 1995 have been derived from audited financial statements.

                   TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                        NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


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

NOTE 3 - BASIS OF PRESENTATION

The June 30, 1997 statement of operations includes the accounts of Vanderbilt Square Corp. and its wholly-owned subsidiary, Hi-Tech Leasing, Inc.. All significant intercompany accounts and transaction have been eliminated in such financial statements.

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

The assumed exercise of the outstanding "put option" did not result in a dilution of earnings per share.

NOTE 6 - INVESTMENT IN MARKETABLE TRADING SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. The cost of these investments is $40,180 at June 30, 1998 and December 31, 1997, respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the statement of operations under the caption "Realized and unrealized gain (loss) in marketable trading securities".

                    TREASURE & EXHIBITS INTERNATIONAL, INC.
                    (Formerly Vanderbilt Square Corporation)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


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

                   TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                       NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)


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

At June 30, 1998, the Company is continuing its due diligence efforts with respect to the proposed acquisition.

                  TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 1998
                               (Unaudited)


NOTE 11 - RELATED PARTY TRANSACTIONS

Consulting Agreement - The Company paid $30,000 to an affiliate in accordance with a (modified) consulting agreement during the six months ended June 30, 1998. A modification reducing consulting fee expense from $120,000 per annum to $60,000 per annum was effective January 1, 1998.

Interest Expense - Interest expense incurred in connection with borrowing from affiliates amounts to $24,568 for the six months ended June 30, 1998.

Deferred Revenue - Income recognition relating to a lease of artifacts to an affiliate has been deferred and will be recognized as collected.

NOTE 12 - INCOME TAXES

A deferred tax benefit relating to the Company's net operating loss carryforward ($134,387) and allowance for market decline of investments ($23,050) is offset by a valuation allowance since future realization of such benefit cannot be assured from profitable operations.

The net operating loss expires in the year 2013.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

At June 30, 1998, the Company had current assets of $20,279, compared to $195,938 at December 31, 1997; total assets of $2,512,779 as compared to $195,938 at December 31, 1997; current liabilities of $738,557 as compared to $17,083 at December 31, 1997, and a current net worth of $89,222 as compared to $178,855 at December 31, 1997. (See "Financial Statements"). The increase in total assets is due to the Company's acquisition of "treasure artifacts" from Seahawk Deep Ocean Technology, Inc. on March 19,1998 for $817,500 and 9,500,000 shares of the Company's restricted Common Stock. See Financial Statements Note 7.

Liquidity

During the six months ended June 30, 1998, the Company had a decrease in cash and cash equivalents of $(176,646). The decrease was principally attributed to a net loss of ($89,638) from operations in the period and the Company's use of its cash in operating activities, and advances to affiliates.

     At June 30, 1998, the Company had substantial liabilities and present commitments that are likely to place significant downward pressure on the Company's liquidity. During the first quarter of 1998, the Company determined to pursue exercise of the lease purchase option contained in an artifacts and display items lease of treasure artifacts from a joint venture between Seahawk Deep Ocean Technology, Inc. and a Seahawk affiliate in Tampa, Florida. The Company determined to seek exercise of the lease purchase options to acquire the leased items itself prior to completion of its due diligence efforts in connection with its intended acquisition of Michael's International Treasure Jewelry, Inc. ("Michael's"). On March 19, 1998, the Company closed its purchase of the artifacts with debt proceeds borrowed from an affiliate and now comprising a note payable liability in this reporting period in the amount of $682,500. The obligation to repay those debt proceeds and the Company's potential exposure to exercise of the "put" option granted to the artifacts seller, when coupled with the Company's current lack of revenues from operations, represents a current lack of liquidity and portend a deepening liquidity problem in the near term.

     Under the terms of the artifacts purchase agreement, lease payments in the amount of $135,000 which had been previously paid were credited to the cash portion of the agreed purchase price totaling $617,500. The balance of the purchase price was paid with 9,500,000 additional shares of the Company's authorized but previously unissued Common Stock and a secured promissory note due on August 1, 1998 in the original principal amount of $200,000. All of the cash funds required to complete the transaction on March 19, 1998, were borrowed by the Company from its affiliate, First Capital Services, Inc., a closely held Florida corporation. First Capital Services, Inc. is affiliated with the Company through common management and control in that the Company's President and Chief Executive Officer, Larry Schwartz, is also President and Chief Executive Officer of First Capital Services, Inc.

     While the debt to its affiliate, First Capital Services, Inc., is demand in nature and requires no immediate and on-going debt service, the Company's prospective ability to repay the debt with revenues from commercial operations continues to be largely dependent, at August 1, 1998, on its subsequent ability to complete the intended acquisition of Michael's and to deploy the artifacts acquired from Seahawk as inventory and exhibits in a commercial manner which will generate revenues and profits to the Company. There is no present assurance that the Company will in fact be able to successfully complete those plans due to the potential occurrence of one or more insurmountable obstacles to completion of that transaction. In the event that it is unable to do so, the Company will be required to modify its present plan to attempt in some other, presently unforseen, way to otherwise commence commercial operations with a view toward generating revenues or resale proceeds from the treasure and display items it has acquired with substantial debt and dilution to its shareholders.

     Pursuant to additional terms of the exercised lease purchase option with Seahawk, the Company had the right to repurchase 8,000,000 of the 9,500,000 shares issued as part of the consideration in the transaction within a ninety
(90) day period ending on or about June 19, 1998. The Company had no ability to exercise its Common Stock repurchase option with Seahawk and the option period expired without exercise by the Company.

     On July 20, 1998, First Consolidated Financial Corp., a closely held Florida corporation under common control with the Registrant acquired 5,302,087 shares (the "Shares") of the restricted Common Stock of the Company from Seahawk Deep Ocean Technology, Inc., a Colorado corporation with principal offices in Tampa, Florida. Seahawk acquired the shares as an original issue from the Registrant as part of the consideration paid by the

Registrant in the acquisition of the certain treasure artifacts from Seahawk on or about March 19, 1998.

     The purchaser in the transaction, First Consolidated Financial Corp., is under common control with the Registrant in that the Company's Director and Chief Executive Officer, Mr. Larry Schwartz, is also a director and Chief Executive Officer of First Consolidated Financial Corp. In addition, First Consolidated Financial Corp. has a consulting agreement with the Registrant pursuant to which the Company pays First Consolidated Financial Corp. for financial and management consulting services.

     The transaction in which First Consolidated Financial Corp. acquired the Shares from Seahawk closed on Friday, July 24, 1998. Pursuant to the terms of the Stock Purchase Agreement, First Consolidated Financial Corp. paid a total purchase price of $450,677, or approximately $.085 per Share. Approximately forty (40%) percent of the purchase price was paid at Closing. The balance is to be paid in installments beginning in September, 1998 and extending through December 31, 1998.

     The Shares acquired in this transaction between First Consolidated Financial Corp. as Buyer, and Seahawk Deep Ocean Technology, Inc. as Seller, may be attributed to Mr. Larry Schwartz who shall be deemed to control the Shares in all respects. The acquisition of the Shares in this transaction increased Mr. Schwartz' beneficial ownership interest in the Company to 9,209,274 shares, or 35.4%, based upon a total of 25,990,756 shares of the Registrant's Common Stock issued and outstanding on July 28, 1998.

     The Registrant is informed that Mr. Schwartz negotiated the restricted stock purchase agreement with Seahawk following the Company's failure to exercise its option to re-acquire up to 8.5 Million of the shares issued to acquire the Seahawk artifacts during the option period provided in the artifacts purchase agreement. The exercise period having expired, without exercise by the Company, Mr. Schwartz disclosed his intent to cause First Consolidated Corp. to negotiate directly with Seahawk for the purchase of 5,302,087 shares of that stock as reflected in the transaction reported in this Item 1.

     The Company did not participate in this reported stock purchase transaction in any way other than by acknowledging, at the request of Mr. Schwartz, that it had no conflicting interest in reacquiring the Shares itself.

     In general, at August 1, 1998, the Company's liquidity is worse than limited and will likely diminish in the near term in the absence of current commercial operations and in the face of on-going general and administrative expenses. The Registrant knows of no other trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, its liquidity increasing or decreasing in any material way.

Capital Resources

     The Company has no outstanding unused credit lines or credit commitments in place. In order to close its exercise of the Seahawk lease purchase option, the Company sought and secured credit from an affiliate, First Capital Services, Inc., a closely-held Florida corporation under common control with the Company through its President and Chief Executive Officer. It is the Company's continuing intent at August 3, 1998, to continue to rely upon its affiliate as needed for additional debt financing and to pursue some form of equity financing in the near term, in a manner, and under terms and conditions yet to be determined.

     In the event that its current and continuing due diligence efforts with regard to the acquisition of Michael's International Treasure Jewelry, Inc. are successfully completed, the Company will require further capital financing to complete that acquisition and to repay or partially repay the debt to its affiliate, First Capital Services, Inc. In the interim, the Company will continue to lease the artifacts and display items to Michael's pending completion of the intended acquisition. If the Company is ultimately unable to secure additional debt financing or to raise capital from an equity financing, it will be adversely affected in that it will likely be unable to repay its current debt and subsequently, similarly, be unable to complete the planned acquisition of Michael's. While the Company currently anticipates completion of the Michael's acquisition transaction, there is and can be no present assurance that it will be able to do so.

Results of Operations

     The Company had revenues for the six months ended June 30, 1998 of $2,353, as compared to $902 at June 30, 1997. The principal reason for the increase in revenues was an increase in realized and unrealized gain on investment securities, in spite of a concurrent decrease in interest and dividend income.

     Operating expenses increased to $50,501 for the quarter ended June 30, 1998 as compared to $21,472 at June 30, 1997. The difference between operating expenses at June 30, 1998 and June 30, 1997, was $29,029. The difference between June 30, 1998 and 1997, is directly attributable to an increase in General and Administrative Expenses. During the quarter ended June 30, 1998 the Company sustained a net loss of ($48,148) as compared to a net loss of ($20,966) during the comparable quarter of 1997.

     At June 30, 1998, the Company had no current commercial operations. Having only recently completed acquisition of the Seahawk treasure artifacts and exhibits items, through exercise of the lease purchase option, using debt proceeds secured from its affiliate, First Capital Services, Inc., the Company at June 1, 1998, begun commercial operations through its collection of lease payments from Michael's for continued lease of the Seahawk artifacts and display items. The Company intends to continue this arrangement with Michael's pending completion of its continuing due diligence efforts toward developing, entering into and closing a definitive acquisition agreement with Michael's. While there can be no present assurance that the Company will not encounter an insurmountable obstacle to successful completion of that transaction, the Company believes that it will be able to do so during 1998. Completion of that transaction, at this point, however, continues to be primarily dependent on the Company's ability to raise additional debt or equity financing. The many uncertainties surrounding completion and implementation of this plan however may preclude its successful implementation. In that event, the Company will be adversely affected.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Registrant filed one (1) Current Report on Form 8-K during this reporting period dated July 24, 1998 reporting a purchase by an entity under common control with the Registrant, by and through its director and chief executive officer, Larry Schwartz of 5,302,087 shares o the Company's restricted Common Stock from Seahawk Deep Ocean Technology, Inc.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TREASURES & EXHIBITS
                                            INTERNATIONAL, INC.


Date: August 7, 1998

                                            BY:/s/Larry Schwartz
                                               Larry Schwartz, President