Form 10-Q
period 1998-09-30
TREASURE & EXHIBITS INTERNATIONAL INC
filed 1998-11-13
CIK 764773

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended September 30, 1998


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

There were 25,990,756 shares of Common Stock, $.0001 par value, issued and outstanding at November 6, 1998.

                 TREASURES & EXHIBITS INTERNATIONAL, INC.

                                  INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets - September 30, 1998 (Unaudited) and December
           31, 1997.

           Statement of Operations - Three months and Nine months ended September 30, 1998 and 1997 (Unaudited).

           Statement of Shareholders' Equity - December 31, 1994 through September 30, 1998 (Unaudited).

           Statement of Cash Flows - Nine months ended September 30, 1998 and 1997 (Unaudited).

           Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                  TREASURES & EXHIBITS INTERNATIONAL, INC.


                       PART I - FINANCIAL INFORMATION


Item I.     Financial Statements

Board of Directors and Shareholders
Treasure & Exhibits International, Inc.
Boca Raton, Florida



                   INDEPENDENT ACCOUNTANT'S REPORT




I have reviewed the accompanying balance sheet of Treasure & Exhibits International, Inc. as of September 30, 1998, and the statement of operations, shareholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
November 5, 1998

                    TREASURE & EXHIBITS INTERNATIONAL, INC.
                    (Formerly Vanderbilt Square Corporation)
                                BALANCE SHEETS


                         ASSETS

                                       September 30,      December 31,
                                           1998               1997
                                        (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents          $   51,827         $  179,795
     Investment in marketable
       trading securities - at market       22,073             16,143

     TOTAL CURRENT ASSETS                   73,900            195,938

  Accounts Receivable - Affiliate          102,000                -

INVESTMENT IN ARTIFACTS                  2,432,500                -

           TOTAL ASSETS                 $2,608,400         $  195,938






See accompanying notes to financial statements.

                  TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                              BALANCE SHEETS



          LIABILITIES AND SHAREHOLDERS' EQUITY

                                         September 30,    December 31,
                                             1998             1997*
                                          (Unaudited)
CURRENT LIABILITIES:
  Notes payable                           $  782,500       $      -
     Accounts payable and accrued
          expenses                            57,137            2,083
     Due to Affiliate - Consulting Fee        15,000           15,000

          TOTAL CURRENT LIABILITIES          854,637           17,083

DEFERRED REVENUE                             112,000              -

PUT OPTION                                 1,615,000              -

    TOTAL LIABILITIES                      2,581,637           17,083

SHAREHOLDERS' EQUITY:
     Common stock $.0001 par value;
       authorized 50,000,000 shares;
       issued and outstanding
       25,990,756 shares in 1998 and
       16,490,756 shares in 1997               2,599            1,649
    Additional paid-in capital             1,136,413        1,137,363
    Accumulated deficit                   (1,112,249)        (960,157)

    TOTAL SHAREHOLDERS' EQUITY                26,763          178,855

    TOTAL SHAREHOLDERS' EQUITY
        AND LIABILITIES                   $2,608,400       $  195,938





* Reclassified for comparative purposes

See accompanying notes to financial statements.

                   TREASURE & EXHIBITS INTERNATIONAL, INC.
                   (Formerly Vanderbilt Square Corporation)
                         STATEMENT OF OPERATIONS

                                         Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                          1998          1997              1998          1997
                                       (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)
REVENUES:
     Interest and dividend income      $       750   $     9,747       $     1,745   $    17,660
     Realized and unrealized
          gain (loss) on investment
    in marketable trading
    securities                               4,942        (9,068)            5,929        (8,436)
      Direct finance lease income               -            223               -             464
                                             5,692           902             7,674         9,688
OPERATING EXPENSES:
     General and
       administrative expenses              68,151        21,472           159,766        33,653

LOSS FROM OPERATIONS                       (62,459)      (20,570)         (152,092)      (23,965)

OTHER INCOME (EXPENSES):
     Equity in earnings (loss)
          of unconsolidated subsidiary          -           (396)              -         (13,293)

LOSS BEFORE INCOME TAXES                   (62,459)      (20,966)         (152,092)      (37,258)

INCOME TAX CREDIT PROVISION                     -             -                -           2,500

NET LOSS                               $   (62,459)  $   (20,966)      $  (152,092)  $   (39,758)

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING       25,990,756    16,398,356        23,281,496    16,398,356

EARNINGS PER COMMON SHARE              $       -     $       -         $      (.01)  $       -

EARNINGS PER COMMON SHARE
  ASSUMING DILUTION                    $       -     $       -         $      (.01)  $       -



See accompanying notes to financial statements.

                   TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                     STATEMENT OF SHAREHOLDERS' EQUITY
           FROM DECEMBER 31, 1994 THROUGH SEPTEMBER 30, 1998

                                    Common Stock
                                   $.0001 Par Value          Additional    Retained
                               Authorized 50,000,000 Shares  Paid-In        Earnings     Treasury
                                   Shares         Amount     Capital       (Deficit)     Stock       Total
Balance - December 31, 1994      14,429,750      $  1,499     $   970,557  $  (10,719)   $(36,239) $   925,098

  Purchase of Treasury Stock       (826,900)          -              -            -       (71,477)     (71,477)
  Sale of Treasury Stock            333,000           -              -            -        24,981       24,981
  Net income for the period             -             -              -          1,498         -          1,498

Balance - December 31, 1995      13,935,850         1,499         970,557      (9,221)    (82,735)     880,100

  10% Stock Dividend              1,499,156           150         166,806    (166,956)         -           -
  Purchase of Treasury Stock       (249,100)          -            -              -       (33,070)     (33,070)
  Sale of Treasury Stock          1,212,450           -            -              -       105,773      105,773
  Net income for the period             -             -            -           59,443         -         59,443

Balance - December 31, 1996      16,398,356         1,649       1,137,363    (116,734)    (10,032)   1,012,246

  Sale of treasury stock             92,400           -             -             -        10,032       10,032
  Dividend distribution                 -             -            -         (864,263)        -       (864,263)
  Net income for the period             -             -            -           20,840         -         20,840

Balance - December 31, 1997      16,490,756         1,649    1,137,363       (960,157)        -        178,855

  Net loss for the period               -             -            -         (152,092)        -       (152,092)
  Issuance of stock               9,500,000           950    1,614,050            -           -      1,615,000
  Reclassification of put option        -             -     (1,615,000)           -           -     (1,615,000)

Balance - September 30, 1998     25,990,756      $  2,599  $ 1,136,413    $(1,112,249)  $     -    $    26,763



See accompanying notes to financial statements.

                  TREASURE & EXHIBITS INTERNATIONAL, INC.
                 (Formerly Vanderbilt Square Corporation)
                        STATEMENT OF CASH FLOWS
                             (Unaudited)



             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine Months Ended
                                                    September 30,
                                                 1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ (152,092)   $  (39,758)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      (Gain) loss on sale of
        marketable securities                        -         (27,569)
      Equity in (earnings) or loss
        of unconsolidated subsidiary                 -          13,293
      Allowance for market price
        of securities                             (5,930)       36,005
  Changes in operating assets and liabilities:
      Increase (Decrease) in accounts
        payable and accrued expenses              55,054       (40,109)
      Decrease in accrued interest receivable        -             143
      (Increase) decrease in
        accounts receivable                          -           2,493
      (Decrease) Increase in income
        taxes payable                                -          (1,450)
      Proceeds from sale of marketable
        trading securities                           -          61,918
      Purchase of marketable trading
        securities                                   -         (65,539)

      Net cash provided by (used in)
           operating activities                 (102,968)      (60,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections of loans
     to affiliates                                   -           3,085
  Advance paid on notes receivable
     - other                                         -          (2,000)
  Principal collections of notes
     receivable - other                              -          15,998
  Principal collections of direct
     financing leases                                -           1,693
  Advances to affiliates                        (125,000)          -
  Investment in unconsolidated
     subsidiaries                                    -         (11,103)

     Net cash provided by
       (used in) investing activities           (125,000)        7,673


                  TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                         STATEMENT OF CASH FLOWS



          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine Months Ended
                                                     September 30,
                                                 1998          1997
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                $  100,000     $      -

     Net cash provided by
       financing activities                        -              -

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (127,968)       (52,900)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                          179,795        250,209

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                             $   51,827     $  197,309
















See accompanying notes to financial statements.

                   TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                       NOTES TO FINANCIAL STATEMENTS
                           September 30, 1998
                               (Unaudited)


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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - FAIR PRESENTATION

The balance sheet as of September 30, 1998, the statement of operations for the nine months ended September 30, 1998 and 1997, the statement of shareholders' equity as of September 30, 1998, and the statement of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at September 30, 1998 and for all periods presented have been made.

The operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

The condensed financial statements as of December 31, 1997, 1996 and 1995 have been derived from audited financial statements.

                   TREASURE & EXHIBITS INTERNATIONAL, INC.
                   (Formerly Vanderbilt Square Corporation)
                        NOTES TO FINANCIAL STATEMENTS
                           September 30, 1998
                               (Unaudited)


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

NOTE 3 - BASIS OF PRESENTATION

The September 30, 1997 statement of operations includes the accounts of Vanderbilt Square Corp. and its wholly-owned subsidiary, Hi-Tech Leasing, Inc.. All significant intercompany accounts and transaction have been eliminated in such financial statements.

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

The assumed exercise of the outstanding "put option" was not considered in the calculation of fully diluted earnings per share because the effect is anti-dilutive.

NOTE 6 - INVESTMENT IN MARKETABLE TRADING SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. The cost of these investments is $40,180 at September 30, 1998 and December 31, 1997, respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the statement of operations under the caption "Realized and unrealized gain (loss) in marketable trading securities".

                   TREASURE & EXHIBITS INTERNATIONAL, INC.
                  (Formerly Vanderbilt Square Corporation)
                        NOTES TO FINANCIAL STATEMENTS
                            September 30, 1998
                               (Unaudited)



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

The Company retained the right to repurchase up to 8,000,000 shares of the restricted Common Stock at prices ranging from $.135 to $.15 per share. The repurchase right expired on June 10, 1998 with no shares bought by the Company.

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

The artifact purchase agreement also provides the Sellers with the right to receive additional Common Stock. If the average market bid price of the Company's Common Stock is less than $.12 per share during the first five market days following March 19, 1999 the Company shall issue additional restricted Common Stock to the Sellers in proportion to their original holdings to cause the Seller to have the equivalent per share valuation of $.17 for shares issued in connection with this transaction.

                   TREASURE & EXHIBITS INTERNATIONAL, INC.
                   (Formerly Vanderbilt Square Corporation)
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1998
                                (Unaudited)


NOTE 8 - NOTES PAYABLE

Notes payable consist of the following:

         18% Promissory Note - Interest payments
         scheduled to commence April 19, 1998.
         Maturing on March 19, 1999.  This note
         is owed to an affiliated company.             $482,500


         Secured Promissory Note - Due August 1, 1998.
         Collateralized by certain Dry Tortugas
         Artifacts valued at $250,000.  This note is
         Owed to the Seller of the artifacts         (a) 50,000

         12% Promissory Note - Payable to an
         affiliate.  Maturing on August 18, 1999.       150,000

         12% Promissory Note - Payable to an
         affiliate.  Proceeds used for working
         capital.  Maturing on July 7, 1999.            100,000

                                                       $782,500

(a) The Company is presently negotiating the settlement of this note. Management expects this obligation to be satisfied in the fourth calendar quarter.

Interest expense amounts to $51,195 for the nine months ended September 30, 1998. Accrued interest payable amounted to $49,112 as of September 30, 1998.

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

(d) Interest paid on notes payable amounted to $2,083 for the nine months ended September 30, 1998.

                    TREASURE & EXHIBITS INTERNATIONAL, INC.
                    (Formerly Vanderbilt Square Corporation)
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                (Unaudited)

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION (Cont'd)

(e) An affiliate paid $150,000 on behalf of the Company in partial settlement of the note owing to the seller of the Dry Tortugas Artifacts.

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

Management has concluded that the planned acquisition of "Michaels" is no longer feasible as originally conceived. All costs incurred in connection with the proposed acquisition have been included in the accompanying statement of operations.

NOTE 11 - RELATED PARTY TRANSACTIONS

Consulting Agreement - The Company paid $45,000 to an affiliate in accordance with a (modified) consulting agreement during the nine months ended September 30, 1998. A modification reducing consulting fee expense from $120,000 per annum to $60,000 per annum was effective January 1, 1998.

Interest Expense - Interest expense incurred in connection with borrowing from affiliates amounts to $51,195 for the nine months ended September 30, 1998.

Deferred Revenue - Income recognition relating to a lease of artifacts to an affiliate has been deferred and will be recognized as collected.

NOTE 12 - INCOME TAXES

A deferred tax benefit relating to the Company's net operating loss carryforward of approximately $246,000 is offset by a valuation allowance since future realization of such benefit cannot be assured from profitable operations.

The net operating loss expires in the year 2013.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be reviewed in conjunction with the accompanying financial statements, including the notes thereto.

Financial Condition

At September 30, 1998, the Company had current assets of $73,900, compared to $195,938 at December 31, 1997; total assets of $2,608,400 as compared to $195,938 at December 31, 1997; current liabilities of $54,637 as compared to $17,083 at December 31, 1997, and a current net worth of $26,763 as compared to $178,855 at December 31, 1997. (See "Financial Statements"). The increase in total assets is due to the Company's acquisition of "treasure artifacts" from Seahawk Deep Ocean Technology, Inc. on March 19,1998 for $817,500 and 9,500,000 shares of the Company's restricted Common Stock. See Financial Statements Note 7.

Liquidity

During the nine months ended September 30, 1998, the Company had a decrease in cash and cash equivalents of $(127,968). The decrease was principally attributed to a net loss of ($152,092) from operations in the period and the Company's use of its cash in operating activities and advances to affiliates.

     At September 30, 1998, the Company had substantial liabilities and present commitments that are likely to place significant downward pressure on the Company's liquidity. During the first quarter of 1998, the Company determined to pursue exercise of the lease purchase option contained in an artifacts and display items lease of treasure artifacts from a joint venture between Seahawk Deep Ocean Technology, Inc. and a Seahawk affiliate in Tampa, Florida. The Company determined to seek exercise of the lease purchase options to acquire the leased items itself prior to completion of its due diligence efforts in connection with its intended acquisition of Michael's International Treasure Jewelry, Inc. ("Michael's"). On March 19, 1998, the Company closed its purchase of the artifacts with debt proceeds borrowed from an affiliate and now comprising a note payable liability in this reporting period in the amount of $682,500. The obligation to repay those debt proceeds and the Company's potential exposure to exercise of the "put" option granted to the artifacts seller, when coupled with the Company's current lack of revenues from operations, represents a current lack of liquidity and portend a deepening liquidity problem in the near term.

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

     While the debt to its affiliate, First Capital Services, Inc., is demand in nature and requires no immediate and on-going debt service, the Company's prospective ability to repay the debt with revenues from commercial operations has been significantly hampered by the recent need to abandon the Michael's acquisition plan now determined to be unworkable due to a lack of auditability of all of the Michael's operations. The Company will now be required to modify its plan to attempt in some other, presently unforseen, way to otherwise commence commercial operations with a view toward generating revenues or resale proceeds from the treasure and display items it has acquired with substantial debt and dilution to its shareholders.

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

     The transaction in which First Consolidated Financial Corp. acquired the Shares from Seahawk closed on Friday, July 24, 1998. Pursuant to the terms of the Stock Purchase Agreement, First Consolidated Financial Corp. paid a total purchase price of $450,677, or approximately $.085 per Share. Approximately forty (40%) percent of the purchase price was paid at Closing. The balance is scheduled in installments beginning in September, 1998 and extending through December 31, 1998.

     The Shares acquired in this transaction between First Consolidated Financial Corp. as Buyer, and Seahawk Deep Ocean Technology, Inc. as Seller, may be attributed to Mr. Larry Schwartz who shall be deemed to control the Shares in all respects. The acquisition of the Shares in this transaction increased Mr. Schwartz' beneficial ownership interest in the Company to 9,209,274 shares, or 35.4%, based upon a total of 25,990,756 shares of the Registrant's Common Stock issued and outstanding on November 6, 1998.

     The Registrant was informed that Mr. Schwartz negotiated the restricted stock purchase agreement with Seahawk following the Company's failure to exercise its option to re-acquire up to 8.5 Million of the shares issued to acquire the Seahawk artifacts during the option period provided in the artifacts purchase agreement. The exercise period having expired, without exercise by the Company, Mr. Schwartz disclosed his intent to cause First Consolidated Corp. to negotiate directly with Seahawk for the purchase of 5,302,087 shares of that stock as reflected in the transaction reported in this Item 1.

     The Company did not participate in this reported stock purchase transaction in any way other than by acknowledging, at the request of Mr. Schwartz, that it had no conflicting interest in reacquiring the Shares itself.

     In general, at November 1, 1998, the Company's liquidity is worse than limited and will likely diminish in the near term in the continuing absence of current commercial operations and in the face of on-going general and administrative expenses. The Registrant knows of no other trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, its liquidity increasing or decreasing in any material way.

Capital Resources

     The Company has no outstanding unused credit lines or credit commitments in place. In order to close its exercise of the Seahawk lease purchase option, the Company sought and secured credit from an affiliate, First Capital Services, Inc., a closely-held Florida corporation under common control with the Company through its President and Chief Executive Officer. It is the Company's continuing intent at November 1, 1998, to continue to rely upon its affiliate as needed for additional debt financing and to pursue some form of equity financing in the near term, in a manner, and under terms and conditions yet to be determined.

     In the event that its current and continuing effort to determine and implement an alternative transaction with Michael's Treasure Jewelry, Inc., are successful a plan is determined and completed, the Company will require further capital financing to complete that acquisition and to repay or partially repay the debt to its affiliate, First Capital Services, Inc. In the interim, the Company will continue to lease the artifacts and display items to Michael's. If the Company is ultimately unable to secure needed additional debt financing or to raise capital from an equity financing, it will be adversely affected in that it will likely be unable to repay its current debt and subsequently, similarly, it will be unable to complete an as yet undetermined transaction with Michael's. While the Company currently anticipates implementation of another acquisition transaction, there is and can be no present assurance that it will be able to do so.

Results of Operations

     The Company had revenues for the nine months ended June 30, 1998 of $7,674, as compared to $9,688 at September 30, 1997. The principal reason for the decrease in revenues was a decrease in interest and dividend income.

     Operating expenses increased to $68,151 for the quarter ended September 30, 1998 as compared to $21,472 at September 30, 1997. The difference between operating expenses at September 30, 1998 and September 30, 1997, was $46,679. The difference between September 30, 1998 and 1997, is directly attributable to an increase in General and Administrative Expenses. During the quarter ended Sepember 30, 1998 the Company sustained a net loss of ($62,459) as compared to a net loss of ($20,966) during the comparable quarter of 1997.

     At September 30, 1998, the Company had no current commercial operations. Having only recently completed acquisition of the Seahawk treasure artifacts and exhibits items, through exercise of the lease purchase option, using debt proceeds secured from its affiliate, First Capital Services, Inc., the Company at June 1, 1998, begun commercial operations through its collection of lease payments from Michael's for continued lease of the Seahawk artifacts and display items. The Company intends to continue this arrangement with Michael's following its recent abandonment of the prior acquisition plan pending its current efforts toward developing, entering into and closing some, as yet undetermined other form of transaction with Michael's. While there can be no present assurance that the Company will not again encounter one or more insurmountable obstacle to successful completion of such a transaction, the Company believes that it will be able to do so. Completion of that transaction, at this point, however, continues to be primarily dependent on the Company's ability to raise additional debt or equity financing. The many uncertainties surrounding completion and implementation of a financing effort however may preclude its successful implementation. In that event, the Company will be adversely affected.

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

On October 30, 1998, however, the Registrant filed a Current Report on Form 8-K reporting its abandonment of the prior plan to acquire all of the capital stock of Michael's Treasure Jewelry, Inc. as unworkable. See Item 2. - "Liquidity".

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TREASURES & EXHIBITS INTERNATIONAL, INC.


Date: November 11, 1998

                                       BY:/s/Larry Schwartz
                                          Larry Schwartz, President