Form 10-Q
period 1999-03-31
TREASURE & EXHIBITS INTERNATIONAL INC
filed 2000-05-15
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 2-96366-A

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                        59-2483405
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

       2300 Glades Road, Suite 450, West Tower, Boca Raton, Florida 33431
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (531) 750-7535
               --------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of April 10, 2000, 28,990,756 shares of Common Stock of the issuer were outstanding.

                       TREASURE AND EXHIBITS INTERNATIONAL

                                      INDEX

                                                                         Page
                                                                         Number
                                                                        --------

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - December 31, 1998
            and March 31, 1999..........................................    1

            Consolidated Statements of Operations - For the three
            months ended March 31, 1999 and March 31, 1998..............    2

            Consolidated Statements of Cash Flows - For the three
            months ended March 31, 1999 and March 31, 1998..............    3

            Notes to Consolidated Financial Statements..................    4

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    5

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K............................   7

SIGNATURES..............................................................   7

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             March 31,        December 31,
ASSETS                                                         1999              1998
                                                            -----------      -------------

Current assets:
  Cash and cash equivalents                              $    42,259         $     1,544
  Investments in marketable securities                        19,553              19,553
  Note receivable                                            126,017             750,000
                                                          -----------        ------------
     Total current assets                                    187,829             771,097

Property and Equipment                                     2,704,534           2,700,000

Other assets                                                   7,622                 500
                                                          -----------        ------------
     Total assets                                        $ 2,899,985         $ 3,471,597
                                                          ===========        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities               $   268,926         $   100,834
  Notes and loans payable - related parties                2,452,751           2,171,054
  Put option                                               1,615,000           1,615,000
                                                          -----------        ------------
     Total current liabilities                             4,336,677           3,886,888

Stockholders' Deficiency:
   Common stock $.0001 par value, 50,000,000
     authorized, 28,990,756 shares
     outstanding as of March 31, 1999
     and December 31, 1998                                     2,899               2,899
  Additional paid-in capital                               1,541,113           1,541,113
  Accumulated deficit                                     (2,980,704)         (1,959,303)
                                                          -----------        ------------
     Total stockholders' equity                           (1,436,692)           (415,291)
                                                          -----------        ------------
     Total liabilities and stockholders' equity          $ 2,899,985         $ 3,471,597
                                                          ===========        ============


    The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                             March 31,
                                                       1999             1998
                                                      ------           ------
Revenue:
  Interest and dividend income                    $       244       $      811
  Realized and unrealized gain on investments
     in marketable securities                               0           (1,182)
                                                     ---------       ----------
                                                          244             (371)

General and administrative expenses                   199,645           41,114
                                                     ---------       ----------
Income (loss) from continuing operations
   before income tax (expense) benefit               (199,401)         (41,485)

Income tax (expense) benefit                         (304,000)               0
                                                     ---------       ----------
Net Income (loss) from continuing operations         (503,401)         (41,485)

Discontinued operations:
  Loss from operations of discontinued operations $  (518,000)      $        0
                                                     ---------       ----------
Net income (loss)                                 $(1,021,401)      $  (41,485)
                                                    ==========       ==========

Basic net income (loss) from continuing
  operations per share                            $      (.02)      $        0
                                                    ==========       ==========
Basic income (loss) per share                     $      (.04)      $        0
                                                    ==========       ==========
Weighted average shares outstanding                28,990,756       17,862,978
                                                   ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                   1999              1998
                                                                 -------            -------

Cash flows from operating activities:
Net income (loss)                                            $  (1,021,401)      $  (41,485)
Adjustments to reconcile net income (loss) to net cash
    and cash equivalents provided by (used in)
    operating activities:
      Expenses paid by affiliate on behalf of Company              264,607                0
      Depreciation                                                  12,556                0
      Realized and unrealized gain on sale of marketable
         securities                                                      0            1,182
      Changes in operating assets and liabilities:
          (Increase) decrease in other assets                       (7,122)               0
          Increase (decrease) in accounts payable and
             accrued liabilities                                   168,092           21,020
                                                                 ----------       ----------
     Net cash provided by (used in) operating activities          (583,268)         (19,283)

Cash flows from investing activities:
Loan advances to affiliates                                 $            0        $(125,000)
Principal payments received from others                            623,983                0
      Net cash provided by (used in) investing activities          623,983         (125,000)

Cash flows from financing activities:
Proceeds from notes payable - affiliates                                 0                0
   Net cash provided by financing activities                             0                0

Net (decrease) increase in cash and cash equivalents                40,715         (144,283)

Cash and cash equivalents, as of beginning of period                 1,544          179,795
Cash and cash equivalents, as of end of period              $       42,259       $   35,512


        The accompanying notes are an integral part of these consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of Treasure AND Exhibits International, Inc. (the "Company") and all of its wholly owned and majority owned subsidiary companies. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1999.

2.   SIGNIFICANT RISKS AND UNCERTAINTIES

     During 1999, the Company discontinued all of its business operations and surrendered all of its remaining assets to First Capital Services, Inc., an entity related by common control and ownership, in settlement of outstanding loans payable, in lieu of foreclosure. Additionally the Company is a defendant in several lawsuits, the outcome of which cannot be determined. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Statements contained herein which are not historical facts are forward-looking statements that involve risks and uncertainties. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors which could cause the actual results to differ materially are the risks and uncertainties described both in this Form 10-Q and the risks, uncertainties and other factors set forth from time to time in the Company's other public reports, filings and public statements. Many of these factors are beyond the control of the Company, any of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the company ultimately prove to be accurate.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Revenues. Net revenues increased $615, to $244 for the three months ended March 31, 1999 from $(371) for the three months ended March 31, 1998. This increase is attributable to a loss of $1,182 on realized and unrealized gain on investments in marketable securities for the three months ended March 31, 1998 (compared to no loss during the same period in 1999), which was partially offset by higher interest and dividend income.

     General and Administrative Expenses. General and administrative expenses totaled $199,645 during the three months ended March 31, 1999, an increase of $158,531 or 385.6% from $41,114 during the same period in the prior fiscal year. The increase in general and administrative expenses was primarily attributable to expenses incurred in developing the infrastructure to pursue the gaming operations.

     Losses from continuing operations. Losses from continuing operations totaled $503,401 for the three months ended March 31, 1999, an increase of $461,916 or 1,113.5% from $41,485 during the same period in 1998. This increase is primarily attributable to expenses related to the lease of the casino curise ship and costs associated with start up of the gaming facility.

     Losses from discontinued operations. Losses from discontinued operations resulted from shutting down the cruise operations and totaled $822,000, for the three months ended March 31, 1999, compared to none in the same period of the prior year. The losses are primarily attributable to revenues of $176,000 which were offset by direct costs of $55,000; maintenance charges for the cruise ship of $77,000; lease and berth space costs of $324,000, wages and subcontracting fees of $303,000, payroll tax of $22,000, marketing costs of $45,000 and other cost of 172,000.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $42,259 and a working capital deficit of $4,148,848 at March 31, 1999 compared to a cash balance of $1,544 and a working capital deficit of $3,115,791 at December 31, 1998. The decrease in working capital was primarily attributable to an increase of $168,092 in accounts payable; an increase of $281,697 in notes and loans payable; and a decrease of $623,983 in notes receivables.

     For the three months ended March 31, 1999, net cash used in operating activities totaled $583,268 as compared to $19,283 for the corresponding period of the prior year. This change resulted from an increased net loss and an increase in other assets which were partially offset by an increase of $264,607 in expenses paid by an affiliate; an increase in depreciation expense of $12,556; and an increase of $147,072 in accounts payable and accrued liabilities.

     Net cash provided by investing activities totaled $623,983 during the three months ended March 31, 1999 compared with $125,000 used in investing activities during the three months ended March 31, 1998. This increase was attributable to an increase of $623,983 in payments received from others and a decrease in advances to affiliates of $125,000.

     We had no cash flows resulting from financing activities for either the three months ended March 31, 1999 or March 31, 1998.

     As of December 1999 we had ceased all operations and had defaulted on our master loan agreement with our affiliate First Capital Services, Inc. ("First Capital") who had provided the funds to purchase certain treasured artifacts and lease a casino cruise ship, as well as a $750,000 note to First Capital which we assumed in connection with the acquisition of an adult gaming facility. As of the close of business of December 31, 1999, First Capital accepted the artifacts and gambling machines and related assets as settlement of amounts due under both the master loan agreement and the $750,000 note.

     In January 2000, we entered into a letter of intent to acquire 100% of Union IPO Corporation ("Union IPO"), a Nevada corporation in exchange for 15,000,000 shares of the Company's common stock. Union IPO is an investment firm targeting labor resources and union based venture capital, and promoting union friendly technology companies. In connection with the Union IPO acquisition, a majority of our shareholders have approved a name change to Union IPO, Inc. and an increase in the number of authorized shares from 50,000,000 to 100,000,000. While there can be no assurance that we will not encounter an insurmountable obstacle to the successful completion of the Union IPO acquisition (such as being able to resolve the outstanding litigation on terms satisfactory to the Company), we believe that we will be able to do so during 2000. It is unlikely that we will be able to generate any revenues unless and until we consummate the Union IPO transaction, or a transaction with another operating company. In the event that we cannot acquire Union IPO, we will be primarily dependent upon the efforts of our President to seek out, and negotiate other business opportunities. Even if we do successfully acquire Union IPO, or any other operating company, there can be no assurance that we will ever operate at a profit.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          During the quarter ended March 31, 1999 we filed a report of announcing our change of auditors from Thomas W. Klash, CPA to Rachlin Cohen Holtz, CPA in Ft. Lauderdale, Florida.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TREASURE AND EXHIBITS INTERNATIONAL, INC.



                                      By:/s/ Larry Schwartz
                                         --------------------------------------
                                         Larry Schwartz
                                         President, Chief Executive Officer and
                                         Chief Financial Officer

Dated:   May 12, 2000