Form 10-Q
period 1999-06-30
TREASURE & EXHIBITS INTERNATIONAL INC
filed 2000-05-15
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 2-96366-A

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                                           59-2483405
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

       2300 Glades Road, Suite 450, West Tower, Boca Raton, Florida 33431
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (531) 750-7535
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

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

                       TREASURE AND EXHIBITS INTERNATIONAL

                                      INDEX



                                                                          Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - June 30, 1999 and
           December 31, 1998............................................     1

           Consolidated Statements of Operations - For the
           three months and six months ended June 30, 1999 and 1998.....     2

           Consolidated Statements of Cash Flows - For the six
           months ended June 30, 1999 and 1998..........................     3

           Notes to Consolidated Financial Statements...................     4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     5

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.............................     7

SIGNATURES..............................................................     8

Item 1 - Financial Statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        June 30,         December 31,
ASSETS                                                    1999              1998
                                                       ---------        -------------

Current assets:
  Cash and cash equivalents                       $     79,725       $      1,544
  Investments in marketable securities                  19,553             19,553
  Note receivable                                            0            750,000
                                                    -----------       ------------
     Total current assets                               99,278            771,097

Property and Equipment                               2,691,577          2,700,000

Other assets                                             7,622                500
                                                    -----------       ------------
     Total assets                                 $  2,798,477       $  3,471,597
                                                    ===========       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $    520,436       $    100,834
  Notes and loans payable - related parties          2,515,904          2,171,054
  Put option                                         1,615,000          1,615,000
                                                    -----------       ------------
     Total current liabilities                       4,651,340          3,886,888

Stockholders' Deficiency:
   Common stock $.0001 par value, 50,000,000
      authorized, 28,990,756 shares outstanding
     as of June 30, 1999 and December 31, 1998           2,899              2,899
  Additional paid-in capital                         1,541,113          1,541,113
  Accumulated Deficit                               (3,396,875)        (1,959,303)
                                                    -----------       ------------
     Total stockholders' equity                     (1,852,863)          (415,291)
                                                    -----------       ------------
     Total liabilities and stockholders' equity   $  2,798,477       $  3,471,597
                                                    ===========       ============


    The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended             Six Months Ended
                                                June 30,                        June 30,
                                          ----------------------         ----------------------
                                           1999             1998          1999            1998
                                          ------           -----         ------          ------

Revenue:
  Interest and dividend income       $     221         $     184       $    465       $    995
  Realized and unrealized gain
     on investments
     in marketable securities                0             2,169              0            987
                                      ----------       ----------      ---------      ---------
                                           221             2,353            465          1,982

General and administrative
  expenses                             198,392            50,501        398,037         91,615
                                      ----------       ----------      ---------      ---------
Income (loss) from continuing
   operations before income tax
   (expense) benefit                  (198,171)          (48,148)      (397,572)       (89,633)

Income tax (expense) benefit           (81,000)                0       (385,000)             0
                                      ----------       ----------      ---------      ---------
Net Income (loss) from
  continuing operations               (279,171)          (48,148)      (782,572)       (89,633)

Discontinued operations:
  Loss from operations of
    discontinued operations
    (net of tax benefit of
     $181,000 and $385,000)          $(137,000)        $       0      $(655,000)             0
                                     ----------       ----------      ---------      ---------
Net income (loss)                    $(416,171)        $ (48,148)    (1,437,572)       (89,633)
                                     ==========       ==========      =========      =========
Basic net income (loss) from
  continuing operations per
  share                              $    (.01)        $       0      $    (.03)       $     0
                                     ==========       ==========      =========      =========
Basic income (loss) per share        $    (.01)        $       0      $    (.05)       $     0
                                     ==========       ==========      =========      =========
Weighted average shares
  outstanding                       28,990,756        25,990,756     28,990,756     21,926,867
                                    ===========       ==========     ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Six Months Ended June 30,
                                                               ---------------------------
                                                                   1999          1998
                                                                 --------      --------

Cash flows from operating activities:
Net income (loss)                                          $   (1,437,572)    $ (89,633)
Adjustments to reconcile net income (loss) to net cash
    and cash equivalents provided by (used in)
    operating activities:
      Expenses paid by affiliate on behalf of Company             271,267             0
      Depreciation                                                 25,523             0
      Realized and unrealized gain on sale of marketable
         securities                                                     0          (987)
      Changes in operating assets and liabilities:
          (Increase) decrease in other assets                      (7,122)            0
          Increase (decrease) in accounts payable and
             accrued liabilities                                  419,602        38,974
                                                                ----------    ----------
     Net cash provided by (used in) operating activities         (728,302)      (51,646)
                                                                ----------    ----------

Cash flows from investing activities:
Loan advances to affiliates                                $            0     $(125,000)
Principal payments received from others                           750,000             0
                                                                ----------    ----------
      Net cash provided by (used in) investing activities         750,000      (125,000)
                                                                ----------    ----------
Cash flows from financing activities:
Proceeds from notes payable - affiliates                           56,483             0
                                                                ----------    ----------
   Net cash provided by financing activities                       56,483             0
                                                                ----------    ----------

Net (decrease) increase in cash and cash equivalents               78,181      (176,646)

Cash and cash equivalents, as of beginning of period                1,544       179,795
                                                                ----------    ----------
Cash and cash equivalents, as of end of period            $        79,725     $   3,149
                                                                ==========    ==========


        The accompanying notes are an integral part of these consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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

Results Of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues. Net revenues decreased $2,132, or 90.6%, to $221 for the three months ended June 30, 1999 from $2,353 for the three months ended June 30, 1998. The decrease is attributable to having no realized and unrealized gains on investments in marketable securities for the three month period ended June 30, 1999 compared to a $2,169 gain on realized and unrealized investments in marketable securities during the same period in 1998 which was partially offset by having $37 of additional interest and dividend income for the three months ended June 30, 1999.

     General and Administrative Expenses. General and administrative expenses totaled $198,392 for the three months ended June 30, 1999 an increase of $147,891 or 292.8%, from $50,501 during the same period in the prior fiscal year. The increase is primarily attributable to expenses incurred in building the required infrastructure to open the gaming operations.

     Losses from continuing operations. Losses from continuing operations totaled $279,171 for the three months ended June 30, 1999, an increase of $231,023 or 479.8% from $48,148 during the same period in 1998. This increase is primarily attributable to increased general and administrative expenses.

     Losses from discontinued operations. Losses from discontinued operations resulted from the shutting down of the casino operations and totaled $137,000 (net of a tax benefit of $181,000), for the three months ended June 30, 1999, compared to none in the same period of the prior year. The losses are primarily attributable to revenues of $102,000 which were offset by direct costs of $7,000; wages of $75,000; accounting for a default judgment of $130,000 pursuant to claims relating to berthing space of our casino ship; rent of $30,000; marketing of $40,000; depreciation of $13,000; $11,000 of payroll tax expense and $113,000 of various other expenses.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues. For the six months ended June 30, 1999, net revenues decreased $1,517, or 76.5%, to $465 as compared to total revenues of $1,982 during the six months ended June 30, 1998. The decrease is primarily attributable to a lack of earnings from realized and unrealized gain on investments in marketable securities and a decrease of $530 or 53.3% to $465 in interest and dividend income during the six month period ended June 30, 1999 compared to $995 in interest and dividend income during the same period in 1998.

     General and Administrative Expenses. General and administrative expenses totaled $398,037 during the six months ended June 30, 1999 an increase of $306,422 or 334.5%, from $91,615 during the same period in the prior fiscal year. This increase is primarily attributable to our start up costs associated with the maiden voyage of our casino cruise ship the acquisition of an adult gaming complex in Sunny Isles, Florida, as well as the leasing costs to berth the ship.

     Losses from continuing operations. Losses from continuing operations totaled $782,572 for the six months ended June 30, 1999, an increase of $692,939 or 343.6% from $89,633 during the same period in 1998. This increase is primarily attributable to increased general and administrative expenses relating to the start up and leasing costs of a casino cruise ship, and the acquisition of an adult gaming facility.

     Losses from discontinued operations. Losses from discontinued operations resulted from the shutting down of the casino ship operations and totaled $655,000 (net of a tax benefit of $385,000), for the six months ended June 30, 1999, as compared to none in the same period of the prior year. The losses are attributable to revenues of $278,000 which were offset by direct costs of $62,000; maintenance charges for the cruise ship of $77,000; lease and berth space costs of $354,000 and accounting for a default judgment of $130,000 pursuant to claims relating to berthing space of our casino ship; wages and subcontracting fees of 378,000; payroll tax of $33,000; marketing costs of $85,000; depreciation of $13,000 and $186,000 of the other costs.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $79,725 and a deficit working capital of $ 4,552,062 at June 30, 1999 compared to a cash balance of $1,544 and a deficit in working capital of $3,115,791 at June 30, 1998. The increase in cash is primarily attributable to the payment of the $750,000 note receivable. The decrease in working capital was primarily attributable to a decrease of $750,000 in notes receivable and an increase of $419,602 in accounts payable and accrued liabilities.

     For the six months ended June 30, 1999 cash used in operating activities amounted to $728,302 as compared to cash used by operating activities of $51,656 for the corresponding period of the prior year. This change resulted primarily from an increase in the net operating loss and in other assets which were partially offset by an increase of $271,267 in expenses paid by an affiliate; an increase of $25,523 in depreciation; and increase of $380,628 in accounts payable and accrued liabilities.

     Net cash provided by investing activities increased to $750,000 during the six months ended June 30, 1999 from $125,000 used in investing activities during the six months ended June 30, 1998. This increase is attributable to payment of a $750,000 note related to the sale of artifacts and the absence of loans to affiliates.

     Net cash provided by financing activities increased to $56,483 during the six months ended June 30, 1999 from none during the six months ended June 30, 1998. This increase was attributable to proceeds from notes payable from an affiliate.

     By December 1999 we had ceased all operations and had defaulted on our master loan agreement with our affiliate First Capital Services, Inc. ("First Capital") whereby we had acquired funds to purchase certain treasured artifacts and lease a casino cruise ship, as well as a $750,000 note to First Capital which we assumed in connection with the acquisition of an adult gaming facility. At close of business of December 31, 1999, First Capital accepted the artifacts and gambling machines and related assets as settlement of amounts due under both the master loan agreement and the $750,000 note.

     In January 2000, we entered into a letter of intent to acquire 100% of Union IPO Corporation ("Union IPO"), a Nevada corporation in exchange for 15,000,000 shares of the Company's common stock. Union IPO is an investment firm targeting labor resources and union based venture capital, and promoting union friendly technology companies. In connection with the Union IPO acquisition, a majority of our shareholders have approved a name change to Union IPO, Inc. and an increase in the number of authorized shares from 50,000,000 to 100,000,000. While there can be no assurance that we will not encounter an insurmountable obstacle to successful completion of the Union IPO acquisition such as being able to resolve the outstanding litigation on terms satisfactory to the Company, we believe that we will be able to do so during 2000. It is unlikely that we will be able to generate any revenues unless and until we consummate the Union IPO transaction, or another operating company. In the event that we cannot acquire Union IPO, we will be primarily dependent upon the efforts of our President to seek out, and negotiate other business opportunities. Even if we do successfully acquire Union IPO, or any other operating company, there can be no assurance that we will ever operate at a profit.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          During the three months ending June 30, 1999, we filed one report on Form 8-K announcing the resignation of our former Chief Executive Officer, Lee Summers, and appointing the undersigned as President.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TREASURE AND EXHIBITS INTERNATIONAL, INC.




                                     By:
                                        -----------------------------------
                                       Larry Schwartz
                                       President, Chief Executive Officer
                                       and Chief Financial Officer
Dated:   May ____, 2000