Form 10-Q
period 1999-09-30
TREASURE & EXHIBITS INTERNATIONAL INC
filed 2000-05-15
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 2-96366-A

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                         59-2483405
---------------------------------               --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

       2300 Glades Road, Suite 450, West Tower, Boca Raton, Florida 33431
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (531) 750-7535
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

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

                       TREASURE AND EXHIBITS INTERNATIONAL

                                      INDEX



                                                                           Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - September 30, 1999
                  and December 31, 1998..................................   1

                  Consolidated Statements of Operations - For the
                  three months and nine months ended September 30,
                  1999 and 1998..........................................   2

                  Consolidated Statements of Cash Flows - For the nine
                  months ended September 30, 1999 and 1998...............   3

                  Notes to Consolidated Financial Statements.............   4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................   5

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.......................   7

SIGNATURES...............................................................   8

Item 1 - Financial Statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          September 30,   December 31,
ASSETS                                                        1999           1998
                                                            --------       ---------

Current assets:
  Cash and cash equivalents                             $    58,338       $     1,544
  Investments in marketable securities                       19,553            19,553
  Note receivable                                                 0           750,000
                                                         -----------       -----------
      Total current assets                                   77,891           771,097

Property and Equipment                                    2,679,117         2,700,000

Other assets                                                  7,622               500
                                                         -----------       -----------
     Total assets                                       $ 2,764,630        $3,471,597
                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities              $   677,831        $  100,834
  Notes and loans payable - related parties               2,560,404         2,171,054
  Put option                                              1,615,000         1,615,000
                                                         -----------       -----------
     Total current liabilities                            4,853,235         3,886,888

Stockholders' Deficiency:
   Common stock $.0001 par value, 50,000,000
      authorized, 28,990,756 shares outstanding
      as of September 30, 1999 and December 31, 1998          2,899             2,899
  Additional paid-in capital                              1,541,113         1,541,113
  Accumulated Deficit                                    (3,632,617)       (1,959,303)
                                                         -----------       -----------
     Total stockholders' equity                          (2,088,605)         (415,291)
                                                         -----------       -----------
     Total liabilities and stockholders' equity        $  2,764,630        $3,471,597
                                                         ===========       ===========


    The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months Ended               Nine Months Ended
                                               September 30,                     September 30,
                                          ----------------------           ------------------------
                                          1999             1998             1999              1998
                                          ----             -----           ------            ------


Revenue:
  Interest and dividend income      $       80       $       750       $      545        $    1,745
  Realized and unrealized gain
     on investments
     in marketable securities                0             4,942                0             5,929
                                      ---------        ----------       ----------        ----------
                                            80             5,692              545             7,674

General and administrative
  expenses                             106,822            68,151          504,859           159,766
                                      ---------        ----------       ----------        ----------
Income (loss) from continuing
   operations before income tax
   (expense) benefit                  (106,742)          (62,459)        (504,314)         (152,092)

Income tax (expense) benefit           (39,000)                0         (424,000)                0
                                      ---------        ----------       ----------        ----------
Net Income (loss) from
  continuing operations               (145,742)          (62,459)        (928,314)         (152,092)

Discontinued operations:
  Loss from operations of
    discontinued operations
    (net of tax benefit of
    $39,000 and $424,000)          $   (90,000)      $         0      $  (745,000)      $         0
                                      ---------        ----------       ----------        ----------
Net income (loss)                  $  (235,742)      $   (62,459)      (1,673,314)         (152,092)
                                      =========        ==========       ==========        ==========
Basic net income (loss) from
  continuing operations per
  share                            $         0       $        0       $     (.03)       $      (.01)
                                      =========        ==========       ==========        ==========
Basic income (loss) per share      $     ( .01)      $        0       $    ( .06)       $      (.01)
                                      =========        ==========       ==========        ==========
Weighted average shares
  outstanding                       28,990,756       25,990,756       28,990,756         23,281,496
                                    ===========      ============     ============       ===========


        The accompanying notes are an integral part of these consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                1999               1998
                                                              --------           --------

Cash flows from operating activities:
Net income (loss)                                             $ (1,673,314)      $(152,092)
Adjustments to reconcile net income (loss) to net cash
    and cash equivalents provided by (used in)
    operating activities:
      Expenses paid by affiliate on behalf of Company              270,738               0
      Depreciation                                                  38,512               0
      Realized and unrealized gain on sale of marketable
         securities                                                      0          (5,930)
      Changes in operating assets and liabilities:
          (Increase) decrease in other assets                       (7,122)              0
          Increase (decrease) in accounts payable and
             accrued liabilities                                   576,997          55,054
                                                                 -----------     -----------
     Net cash provided by (used in) operating activities          (794,189)       (108,898)
                                                                 -----------     -----------
Cash flows from investing activities:
Loan advances to affiliates                                   $          0       $(125,000)
Principal payments received from others                            750,000               0
                                                                 -----------     -----------
      Net cash provided by (used in) investing activities          750,000        (125,000)
                                                                 -----------     -----------
Cash flows from financing activities:
Proceeds from notes payable - affiliates                           100,983         100,000
                                                                 -----------     -----------
   Net cash provided by financing activities                       100,983         100,000
                                                                 -----------     -----------

Net (decrease) increase in cash and cash equivalents                56,794        (133,898)

Cash and cash equivalents, as of beginning of period                 1,544         179,795
                                                                 -----------     -----------
Cash and cash equivalents, as of end of period                $     58,338       $  45,897
                                                                 ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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

Results Of Operations

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

     Revenues. Net revenues decreased by $5,612, or 98.6%, to $80 for the quarter ended September 30, 1999 from $5,692 for the quarter ended September 30, 1998. The decrease is primarily attributable to a lack of earnings from realized and unrealized gain on investments in marketable securities and a decrease of $670 to $80 in interest and dividend income during the three month period ended September 30, 1999 compared to $4,942 in earnings on realized and unrealized gain on investments in marketable securities and $750 in interest and dividend income during the same period in 1998.

     General and Administrative Expenses. General and administrative expenses totaled $106,822 during the quarter ended September 30, 1999, an increase of $38, 621 or 56.7%, from $68,151 during the same period in the prior fiscal year. The increases in expenses during the quarter are primarily attributable costs incurred in connection with expenses incurred in establishing an infrastructure for the gaming operations.

     Losses from continuing operations. Losses from continuing operations totaled $145,742 for the quarter ended September 30, 1999, an increase of $83,283 or 133.3% from $62,459 during the same period in 1998. This increase is primarily attributable to the increase in general and administrative expenses.

     Losses from discontinued operations. Losses from discontinued operations resulted from shutting down the cruise operations and totaled $90,000 (net of a tax benefit of $39,000), for the three months ended September 30, 1999, as compared to none in the same period of the prior year. The losses are attributable to revenues of $9,000 which were offset by direct costs of $2,000; settlement of a lawsuit involving claims for outstanding management fees relating to the operation of the adult gaming facility in the amount of $80,000; depreciation of $13,000; rent of $25,000 and wages of $13,000 and other costs of $5,000.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenues. For the nine months ended September 30, 1999, net revenues decreased by $7,129, or 92.9%, to $545 as compared to total revenues of $7,674 during the nine months ended September 30, 1998. The decrease is primarily attributable to a lack of earnings from realized and unrealized gain on investments in marketable securities and a decrease of $1,200 to $545 in interest and dividend income during the nine month period ended September 30, 1999 compared to $5,929 in earnings on realized and unrealized gain on investments in marketable securities and $1,745 in interest and dividend income during the same period in 1998.

     General and Administrative Expenses. General and administrative expenses totaled $504,859 during the nine months ended September 30, 1999, an increase of $345,083 or 216%, from $159,776 during the same period in the prior fiscal year. The increase in expenses during the nine months ended September 30, 1999 is primarily attributable to the lease of our casino cruise ship and relating berth space and costs associated with the establishment of an adult gaming complex in Sunny Isles, Florida.

     Losses from continuing operations. Losses from continuing operations totaled $928,314 for the nine months ended September 30, 1999, an increase of 776,222 or 510.4% from $152,092 during the same period in 1998. This increase is primarily attributable to increased general and administrative expenses relating to start up and leasing costs of a casino cruise ship, and the establishment of the adult gaming facility.

     Losses from discontinued operations. Losses from discontinued operations resulted from shutting down the cruise operations and totaled $745,000 (net of a tax benefit of $424,000), for the nine months ended September 30, 1999, as compared to none in the same period of the prior year. The losses are attributable to revenues of $287,000 which were offset by direct costs of $64,000; maintenance charges for the cruise ship of $77,000; lease and berth space costs of $379,000 and accounting for a default judgment of $130,000 pursuant to claims relating to berthing space of our casino ship; settlement of a lawsuit involving claims for outstanding management fees relating to the operation of the adult gaming facility in the amount of $80,000; wages and subcontracting fees of $391,000; payroll tax of $34,000; marketing costs of $85,000; depreciation of $26,000 and other costs of $190,000.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $58,338 and a deficit working capital of $ 4,775,344 at September 30, 1999 compared to a cash balance of $1,544 and a deficit in working capital of $3,115,791 at September 30, 1998. The increase in cash is attributable to the payment of a $750,000 note receivable from an affiliate. The decrease in working capital was is partially attributable to the decrease of $750,000 in notes receivable; an increase of $576,997 in accounts payable and accrued liabilities; and an increase of $389,350 in notes and loans payable to related parties.

     For the nine months ended September 30, 1999 cash used in operating activities totaled $794,189 as compared to cash used in operating activities of $108,898 for the corresponding period of the prior year. This change resulted from an increase in the net operations loss and other assets which was partially offset by increases of $270,738 in expenses paid by an affiliate and increase of $521,943 to $576,997 in accounts payable and accrued liabilities and depreciation of $38,512. Net cash provided by investing activities increased to $750,000 during the nine months ended September 30, 1999 from $125,000 used in investing activities during the nine months ended September 30, 1998. This increase was attributable to the payment of a $750,000 note related to the sale of artifacts and the absence of loans to affiliates.

     Net cash provided by financing activities increased by $983 to $100,983 during the nine months ended September 30, 1999 from $100,000 during the nine months ended September 30, 1998. This increase was attributable to increased proceeds from notes payable from an affiliate.

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

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TREASURE AND EXHIBITS INTERNATIONAL, INC.




                                       By:
                                          ----------------------------------
                                          Larry Schwartz
                                          President, Chief Executive Officer
                                          and Chief Financial Officer
Dated:   May ____, 2000