Form 10-K
period 1999-12-31
TREASURE & EXHIBITS INTERNATIONAL INC
filed 2000-05-15
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                          Commission File No. 2-96366-A

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                 ----------------------------------------------
                (Name of registrant as specified in its charter)

            Florida                                       59-2483405
--------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

       2300 Glades Road, Suite 450, West Tower, Boca Raton, Florida 33431
      --------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (561) 750-7200

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
      ---------------------          -------------------------------------------
               None                                     None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                         -------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     28,990,756 shares of common stock of the Registrant were outstanding as of April 10, 2000. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the Nasdaq SmallCap Market, was approximately $12,559,293.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                          Page
                                                                         -------

PART I

         ITEM 1.  BUSINESS...............................................    1
         ITEM 2.  PROPERTIES.............................................    2
         ITEM 3.  LEGAL PROCEEDINGS .....................................    3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS....................................    4

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.........................   4
         ITEM 6.  SELECTED FINANCIAL DATA.................................   5
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS...........................................   6
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.......................................   8
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   8
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE....................................   9

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT..............................................   9
         ITEM 11. EXECUTIVE COMPENSATION..................................  10
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...................................  11
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS............................................  12

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.....................................  13

SIGNATURES................................................................  14

                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 8 of this Form 10-K.

ITEM 1.  BUSINESS

     Incorporated in Florida on January 16, 1985, Treasure and Exhibits International, Inc. (the "Company"), formerly Vanderbilt Square Corporation, originally engaged in the business of equipment rental through our wholly owned subsidiary Hi-Tech Leasing, Inc. At that time we also provided management services to Corrections Services, Inc. ("CSI"). In July 1997, we sold our subsidiary to CSI and received 2,000,000 shares of CSI stock which were subsequently distributed to Company shareholders as dividends. On September 10, 1997, we entered a letter of intent to acquire an affiliated company, Michael's International Treasure Jewelry, Inc. ("Michaels"); and shortly thereafter the Company and Michaels, as co-lessees, entered a lease purchase agreement with Seahawk Deep Ocean Technology, Inc. (and its partners, collectively "Seahawk") to acquire certain Treasure and artifacts (the "Artifacts") known as the Dry
Tortugas Treasure. As a compliment to the proposed Michaels acquisition, on March 19, 1998, we exercised our option to purchase the Artifacts for $682,500 in cash, a $200,000 promissory note, and the issuance of 9,500,000 shares of our common stock, with certain put options attached. We borrowed the cash portion of this transaction, as well as the funds to pay off the $200,000 note, from our affiliate First Capital Services, Inc. ("First Capital"). After completing a lengthy due diligence process, and the determination that Michaels' operations could not be audited, we abandoned the Michaels acquisition. On December 31, 1998, we sold a portion of the Artifacts to an unrelated third party purchaser in exchange for a $750,000 note receivable. Simultaneously, the purchaser entered into a credit arrangement with First Capital, who paid the Company the $750,000 and took a security interest in those pieces of the Artifacts purchased. The purchaser subsequently defaulted on its loan obligation to First Capital, who then accepted the pledged Artifacts in lieu of foreclosure.

     On October 30, 1998, we executed a lease purchase agreement for a casino cruise ship which provided for monthly lease payments of $80,000, payable quarterly in advance, and an option to purchase the vessel for $6,000,000. We funded this venture with additional borrowings from First Capital and another affiliated company, First Consolidated Financial Corp. ("First Consolidated"). To coincide with our projected floating casino operations, on December 29, 1998 we acquired approximately 200 gambling machines from American Consolidated Amusement, Inc., along with a related 4000 square foot leasehold interest in Sunny Isles Beach, Florida, in consideration for 1,500,000 shares of the Company's common stock and assumption of a $750,000 note owed to First Capital, which was secured by a pledge of the gambling machines. The casino cruise ship launched its maiden voyage in January 1999 wherein we discovered certain structural and/or operational defects. We ceased lease payments for the ship and the lessor took possession thereof. We operated the adult gaming facility for a short time; and thereafter closed the facility upon determining that the business was not viable.

     By December 1999 we had defaulted on our master loan agreement with First Capital whereby we had acquired funds to purchase the Artifacts and casino ship, as well as the $750,000 note to First Capital. At the close of business of December 31, 1999, First Capital accepted the remaining Artifacts and gambling machines and related assets as settlement of amounts due under both the master loan agreement and the $750,000 note.

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

     We expect that from time to time in the future we will have opportunities to invest or participate in ventures outside of, but connected to, our core businesses. We will evaluate any such opportunities and, where we deem the potential of such opportunities to merit participation or investment, we may enter into additional ventures outside of our core businesses.

Marketing

     Our marketing costs in 1999 totaled $85,000 and consisted primarily of expenses for promotional information relating to the gambling operations. Other than the short lived operations of the El Dorado Casino cruise ship and the operation of the adult gaming facility, we have not conducted any business nor marketed any operations. Union IPO has retained Market Management International, a public relations firm located in Winter Park, Florida to provide marketing services. Union IPO's strategy of investing in, and developing promising union friendly technology growth companies includes the formation of an advisory board consisting of retired Union members, consultants and/or pension fund advisors. Union IPO expects the advisory board to concentrate on private investments such as venture capital, startups, and real estate investments; and to use its union connections to form strategic alliances and to provide investment opportunities. Additionally, Union IPO relies on the efforts of our operating and executive management team who regularly contact union personnel and administrators of union venture capital.

     In the event that the Union IPO acquisition is not consummated, we will rely exclusively upon the efforts of Mr. Larry Schwartz, the Company president, to seek and obtain other business opportunities.

Competition

     Following closing of the acquisition of Union IPO, we will enter the general venture capital marketplace, which is highly competitive. We consider CMGI, Inc. ("CMGI"), a Nasdaq 100 company, our largest competitor and exemplar in this field. Through its subsidiaries and/or affiliates, CMGI operates a strategic online investment firm, via its @Venture affiliates.

     Union IPO also competes with numerous small venture capital firms including but not limited to: eCompanies in Santa Monica, California; eHatchery in Atlanta, Georgia; Intend Change in Santa Clara, California; Venture Frogs in San Francisco, California; and Ventureworx in Charlotte, North Carolina. We do not know of any company which only targets union based venture capital, and by specializing and offering a family of union friendly services we hope to capitalize in this area.

     The market for Internet services is rapidly evolving and highly competitive; principal competitive factors include name recognition, performance, ease of use, variety of value added services, functionality and quality of support. Union IPO is a new company and is not as well known as many of its competitors. Additionally many competitors have greater financial, technical and marketing resources than Union IPO.

Employees

     On April 30, 1998, Mr. Edward Meyers resigned as our secretary and treasurer leaving only one employee, Mr. Larry Schwartz, serving as president. On January 4, 1999 we hired Mr. Lee Summers as chief executive officer; however he resigned from the Company's employ within five months, again leaving Mr. Schwartz as the Company's only employee. Mr. Schwartz serves as the Company's president and works on a part time basis. Upon consummation of the Union IPO acquisition, we will have two full time employees: Mr. Brian Murphy and his brother Mr. John Murphy to serve as president and vice president respectively.

ITEM 2.  PROPERTIES

     During 1998, we maintained executive corporate offices at 2300 Glades Road, Suite 450 in Boca Raton, Florida, provided cost free from our affiliate First Capital. On December 7, 1998 we entered a one year lease for 15,000 square feet of office space and additional dockage (berthing space) for the casino boat. The lease provided for monthly payments of $12,000 plus $1.00 per every passenger in excess of 7,500. We vacated these premises in April 1999 and the landlord filed a lawsuit and obtained a default judgment for approximately $130,000.

     In 1999 we leased 1,866 square feet of office space in Boca Raton, Florida pursuant to a three year lease which provided for monthly payments of $2,307.50 for the first year; $29,074.50 for the second year and $30,532.84 for the third year. We vacated these premises in August 1999, and settled with the landlord for payment of current rents totaling approximately $9,000. We also acquired a leasehold pertaining to the adult gaming facility in Sunny Isles Beach Florida, which consisted of a 3000 square foot facility and monthly payments of $6,500 for a two year term. With the cessation of the casino business, in August and October 1999 respectively we vacated the Boca Raton office space and adult gaming premises, and ceased making lease payments. Neither landlord has not made a claim for unpaid rent as of the date of this report. As of September 1999, we reestablished our offices at 2300 Glades Road, Suite 450 in Boca Raton, Florida, cost free from our affiliate First Capital.

     Union IPO maintains corporate offices at 11316 North Radner, Raleigh, North Carolina, which consists of 500 square feet, cost free from an affiliate. We believe the Union IPO property is adequate to support our current and anticipated operations.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1999, Odyssey Marine Exploration, Inc. ("Odyssey") obtained a default judgment against us in the approximate amount of $340,000 in connection with its claims that the Company allegedly had failed to honor the put options set forth in the Artifact purchase agreement. Thereafter Mr. Schwartz negotiated and personally guaranteed a forbearance agreement which provided that Odyssey would not execute on the judgment and would transfer its common stock of the Company to Mr. Schwartz provided that Mr. Schwartz and/or the Company make weekly payments of $25,000. After Mr. Schwartz paid approximately $100,000, we defaulted on the remainder of the weekly payments. Mr. Schwartz and Odyssey reached a subsequent oral agreement which provides that Odyssey will keep all of its shares of the Company's common stock, provided such shares are free trading, in consideration of the sum of $45,000. Mr. Schwartz had agreed to pay this amount personally as he has already received 480,000 shares of the Company's common stock from Odyssey pursuant to the first forbearance agreement.

     In connection with the acquisition of the casino ship, we executed a lease purchase option with Entertainment Cruises, Inc., which provided for monthly lease payments of $80,000 payable in advance quarterly, as well as reimbursement for insurance, crew costs and other operating expenses. Upon return of the ship's first voyage, we discovered that the ship was materially unfit to sail in high seas and/or in seas extending over three miles from the shoreline in that the ship did not have sufficient stabilizers to provide sufficient passenger comfort. We believed that this constituted a material breach of the lease/purchase agreement and/or fraud in the inducement of the execution of such agreement, and has prevented us from continuing our floating casino operations. We returned the ship to the lessor, who then filed a lawsuit against the Company claiming damages in excess of $1,000,000. We are aggressively defending this lawsuit and are pursuing our counterclaims against the lessor, including fraud, misrepresentation, breach of contract and warranty.

     In connection with the cessation of our casino ship operations, Merrill Stephens Dry Dock, Inc. sued us in the Dade County Circuit Court for approximately $23,000 for services and materials allegedly provided in connection with the building of a platform for the ship. We have retained counsel to defend this matter and Mr. Schwartz has agreed to attempt to settle this matter with personal funds. Terminal Plaza, Inc. a dock facility in Dade County where we docked and loaded the ship has also sued us and obtained a default judgment in the approximate amount of approximately $130,000 for claims relating to a one year lease for office and dockage in Dade County. The lease provided for monthly payments of $12,000 plus $1.00 per passenger in excess of 7,500. We have entered into a verbal agreement to settle this matter for $15,000, which is subject to final documentation and which Mr. Schwartz has personally agreed to pay.

     In December 1998 we acquired the assets of an adult gaming facility in Sunny Isles Beach, Florida, along with an assignment of the lease facility in exchange for 1,500,000 shares of the Company's common stock and assumption of a $750,00 note payable to First Capital. We also entered into a verbal agreement with the seller to operate the facility on our behalf. We operated the adult gaming facility until October 1999; and thereafter closed and vacated the facility upon determining that the business was not viable. First Capital accepted the gambling machines and related assets as settlement of amounts due under the $750,000 note. The seller claimed $100,000 for past due management fees for which and we have reached a settlement agreement with the seller for $80,000. We have paid $25,000 of this amount and owe $55,000, which Mr. Schwartz has agreed to pay personally.

     During the last quarter of 1999, Mr. Lee Summers, the Company's former chief executive officer, sued us for alleged back wages in the approximate amount of $40,000 in the Palm Beach County State Circuit Court. We have reached an agreement to settle this matter for the issuance of approximately 150,000 shares of the Company's common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No  matters  were  submitted  to a vote of the  security  holders  in 1999;
however during the first quarter of 2000, a majority of shareholder interest consented to changing the Company's name to Union IPO, Inc. and increasing the authorized shares from 50,000,000 to 100,000,000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock trades on the Over the Counter Market on the National Association of securities Dealers OTC Bulletin Board under the symbol "VNSR". The following table sets forth the high and low bid and asked sales price for the periods indicated.

                                                           Bid Price             Asked Price

                                                        High        Low      High          Low
                                                       ------      -----    ------        -----

Calendar Year 1999

         Fourth Quarter..............................  $.31        $.08       .34          .06
         Third Quarter...............................   .40         .06       .43          .09
         Second Quarter..............................   .25         .09       .28          .12
         First Quarter...............................   .34         .18       .38          .25

Calendar Year 1998

         Fourth Quarter..............................  $.25        $.03       .28          .06
         Third Quarter...............................   .12         .03       .16          .06
         Second Quarter..............................   .18         .03       .21          .06
         First Quarter...............................   .25         .12       .28          .18

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At April 11, 2000, the bid price of the Common Stock was $.57.

Holders

     As of April 10, 2000, there were approximately 148 holders of record. Additional shares of the Company's commons stock are held by additional shareholders at brokerage firms and/or clearing houses. The Company therefore, was unable to determine the precise number of beneficial owners of common stock as of April 10, 2000.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Sales of Unregistered Securities

     In connection with our proposed acquisition of Michael's International Treasure Jewelry, Inc. ("Michaels"); the Company and Michaels, as co-lessees, entered a lease purchase agreement with Seahawk Deep Ocean Technology, Inc. (and its partners, collectively "Seahawk") to acquire certain Treasure and artifacts (the "Artifacts") known as the Dry Tortugas Treasure. On March 19, 1998, we exercised our option to purchase the Artifacts for $682,500 cash, a $200,000 promissory note, and the issuance of 9,500,000 shares of common stock to Seahawk, with certain put options attached. .

     On July 24, 1998, First Consolidated Financial Corp. ("First Consolidated"), a closely held Florida corporation under common control with the Company acquired 2,876,429 shares of restricted common stock of the Company from Seahawk Deep Ocean Technology, Inc., a Colorado corporation which acquired the shares as part of the consideration paid by the Company for the acquisition of the Artifacts on or about March 19, 1998. Pursuant to the terms of the stock purchase agreement, First Consolidated paid $450,677 to acquire the common stock from Seahawk. First Consolidated paid approximately 40% at closing and the balance by installment payments. First Consolidated's director and chief executive officer is Mr. Larry Schwartz, who is also the sole director and chief executive Officer of the Company.

     On December 29, 1998 we acquired the assets of American Consolidated Amusement, Inc., which consisted of approximately 200 gambling machines along with a related 4000 square foot leasehold interest located in Sunny Isles Beach, Florida, in consideration for the issuance of 1,500,000 shares of the Company's common stock to American Consolidated Amusement, Inc. and assumption of a $750,000 note owed to First Capital, which was secured by a pledge of the gambling machines. During this same time period, we issued 1,500,000 shares of common stock valued at $202,500 to Mr. Larry Schwartz in satisfaction of past due management fees owed to First Consolidated Corp. and in consideration of his personally guaranteeing certain corporate obligations.

     Pursuant to the agreement between the company, Mr. Larry Schwartz and Odyssey Marine Exploration, Inc., executed on November 10, 1999 to forbear execution of the default judgment acquired by Odyssey in the approximate amount $340,000, Mr. Larry Schwartz acquired 480,000 shares of the Company's common stock directly from Odyssey.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's historical figures as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from its consolidated financial statements and related notes. The historical figures that follow are qualified by reference to our financial statements and the related notes thereto set forth herein.

                                                                Years ended December 31,
                                             ----------------------------------------------------------------
                                               1995         1996            1997         1998          1999
                                             --------      ------         --------     --------      --------

Income Statement Data:
Revenues................................   $   99,710    $  227,902     $  144,283    $   5,345    $   (9,453)
General and Administrative Expenses.....       91,595       169,509        130,047      218,899       598,723
Net income (loss).......................        1,498        59,443         20,840     (999,146)   (2,071,642)
Net income (loss) per share ............   $      0.0    $      0.0     $      0.0    $    (.04)   $     (.07)
Weighted average shares
   outstanding .........................   14,224,096    14,847,281     16,437,088   23,648,920    28,990,756

Balance Sheet Data:
Total assets............................      920,910     1,063,919        195,938    3,471,597        21,261
Total liabilities.......................       40,810        51,673         17,083    3,886,888     1,937,601

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 8 of this Form 10-K.

Results of Operations

     Artifacts. Subsequent to March 19, 1999, substantially all of the outstanding shares issued pursuant to the Artifact purchase agreement were put to the Company at a per share price of $.17. As a result, the amount of $1,615,000 is reflected as a liability. Odyssey Marine Exploration, Inc. filed a lawsuit alleging our failure to comply with the purchase agreement and related put options. Thereafter Mr. Schwartz negotiated and personally guaranteed a forbearance agreement which provided that Odyssey would not execute on the judgment and would transfer its common stock of the Company to Mr. Schwartz provided that weekly payments of $25,000 were made. After paying approximately $100,000, we defaulted on the remainder of the weekly payments. Mr. Schwartz and Odyssey reached a subsequent oral agreement which provides that Odyssey will keep all of its shares of the Company's common stock, provided such shares are free trading, and a payment of $45,000. Mr. Schwartz has agreed to pay this amount personally as he received 480,000 shares of the Company's common stock from Odyssey pursuant to the first forbearance agreement.

     Casino operations. In January 1999, our casino cruise ship launched its maiden voyage whereon we discovered that the ship did not have sufficient stabilizers thereby causing many of the passengers to became sea-sick. Because we were unable to operate the ship with positive cash flow, we stopped making lease payments under the lease/purchase agreement, and the lessor, Entertainment Cruises, Inc. took possession of the ship. The lessor has filed a lawsuit for the outstanding amount due under the lease (in excess of $1,000,000) and we have counterclaimed for misrepresentations and fraud, as well as breach of warranty.

     First Capital Loans. In connection with our option to purchase the Artifacts and lease of the casino cruise ship, our affiliate First Capital Corp. loaned us approximately $1,882,000 pursuant to a master loan agreement. In connection with our purchase of assets from American Consolidated Amusement, Inc., we assumed a $750,000 note owed to First Capital. By December 1999 we had defaulted on our master loan agreement as well as the $750,000 note to First Capital. At the close of business of December 31, 1999, First Capital accepted the remaining Artifacts and gambling machines and related assets as settlement of amounts due under both the master loan agreement and the $750,000 note, plus unpaid interest.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Net revenues decreased by $14,798 from $5,345 for the year ended December 31, 1998 to $(9,453) for the year ended December 31, 1999. Realized and unrealized gain in investments in marketable securities decreased by 393.5% from $3,410 in 1998 to a loss of $10,009 in 1999. The loss on investments was attributable to a decline in the market price.

     General and administrative expenses. General and administrative expense increased by $379,824 or 173.5% from $218,899 in 1998 to $598,723 in 1999. The increase in general and administrative expenses was primarily attributable to increased costs incurred in connection with operations of the casino cruise ship and land based casino.

     Losses from Continuing Operations. Losses from continuing operations totaled $1,149,176, for the year ended December 31, 1999, an increase of $645,622 or 184.8% from losses of $503,554 during 1998. This increase is primarily attributable to increased interest expense and salary expense.

     Losses from Discontinued Operations. In 1998 we abandoned our intended acquisition of Michaels International Treasure Jewelry Inc., and began to liquidate our investment of Artifacts. In 1999 we ceased operations related to the casino operations, and sold a portion of the Artifacts for $750,000. The revenue and related costs are included in discontinued operations. Losses from discontinued operations totaled $1,281,983 for the year ending December 31, 1999, compared to losses of $785,592 for the year ended December 31, 1998. The losses in 1999 are attributable to revenues of $287,000 which were offset by: direct costs of $64,000; maintenance charges for the cruise ship of $77,000; lease and berth space costs of $379,000 and accounting for a default judgment of $130,000 pursuant to claims relating to berthing space of our casino ship; settlement of a lawsuit involving claims for outstanding management fees relating to the operation of the adult gaming facility in the amount of $80,000; wages and subcontracting fees of $391,000; payroll tax of $34,000; marketing costs of $85,000; and depreciation of $39,000; and other miscellaneous costs of $289,000. During the year ended December 31, 1999, we also had a loss on disposal of discontinued operations of $181,483. We recorded an income tax benefit of $541,000 in connection with losses from discontinued operations. As a result, we had a net loss of $2,071,642 in 1999 compared to a loss of $999,146 in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Total revenues decreased by approximately 96.3% from $144,283 for the year ended December 31, 1997 to $5,345 for the year ended December 31, 1998. Realized and unrealized gain in investments in marketable securities decreased by 96.9% from $111,578 in 1997 to $3,410 in 1998. The decrease in gain on investments was attributable to market price and the distribution of our holdings in CSI to the Company's shareholders.

     General and administrative expenses. General and administrative expense increased by 68.3% from $130,047 in 1997 to $218,899 in 1998. The increase in general and administrative expenses was primarily attributable to costs incurred in connection with the creation of an infrastructure to manage the Company and the increased costs incurred in connection with operations.

     Losses from Continuing Operations. Losses from continuing operations totaled $213,554, for the year ended December 31, 1998 , an increase of 1,600% from income of $14,236 during 1997. This increase is primarily attributable to increased general and administrative expenses relating to start up and leasing costs of a casino cruise ship, and acquisition of the adult gaming facility.

     Losses from Discontinued Operations. In 1998 we abandoned our intended acquisition of Michaels International Treasure Jewelry Inc., and began to liquidate our investment of Artifacts. In 1999 we ceased operations related to the casino operations, and sold a portion of the Artifacts for $750,000. The revenue and related costs are included in discontinued operations. Loss from discontinued operations totaled $785,592, for the year ending December 31, 1998, compared to a loss of $5,988 relating to the sale of our equipment leasing subsidiary Hi-Tech Leasing, Inc. As a result, we had a net loss of $999,146 in 1998 compared to net income of $20,840 realized in 1997.

Liquidity and Capital Resources

     At December 31, 1999, we had a working capital deficit of $1,923,962 and a cash balance of $4,095. This compares to working capital deficit of $3,115,791 and a cash balance of $1,544 at December 31, 1998. At December 31, 1999, we had current assets of $13,639 as compared to $771,097 at December 31, 1998; total assets of $21,261 at December 31, 1999 as compared to $3,471,597 at December 31, 1998; current and total liabilities of $1,937,601 at December 31, 1999 as compared to $3,886,888 at December 31, 1998; and a negative net worth of $1,916,340 at December 31, 1999 as compared to a negative net worth of $415,291 at December 31, 1998. The decrease in assets was principally the result of the surrender of collateral in lieu of foreclosure, and a decrease in notes receivable of $750,000 from the purchaser of the Artifacts and the recording of net assets for discontinued operations.

     During the year ended December 31, 1999, we had an increase in cash and cash equivalents of $2,551, from $1,544 to $4,095. This increase in cash was principally due to collections of $750,000 of notes receivables, loans from an affiliate of $113,400, offset by cash used in losses from operations. As a result of the loss incurred in 1999, operating activities used $860,932 in cash during 1999 as compared to $321,001 during 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     At December 31, 1998, we had a working capital deficit of $3,115,791 and a cash balance of $1,544. This compares to working capital of $178,855 and a cash balance of $179,795 at December 31, 1997. At December 31, 1998, we had current assets of $771,097 as compared to $195,938 at December 31, 1997; total assets of $3,471,597 at December 31, 1998 as compared to $195,938 at December 31, 1997;
current and total liabilities of $3,886,888 at December 31, 1998 as compared to $17,083 at December 31, 1997; total liabilities of $3,886,888 at December 31, 1998 as compared to $17,083 at December 31, 1997 and a negative net worth of $415,291 at December 31, 1998 as compared to net worth of $178,855 at December 31, 1997. The increase in assets was principally due from a note receivable of $750,000 from the purchaser of the Artifacts and the recording of net assets for discontinued operations.

     During the year ended December 31, 1998, we had a decrease in cash and cash equivalents of $178,251, from $179,795 to $1,544. This decrease in cash was principally due to start up costs incurred in connection with the acquisition of business operations. As a result of the loss incurred in 1998, operating activities used $321,001 in cash during 1998.

Subsequent Events

     In January 2000, we entered into a letter of intent to acquire 100% of Union IPO Corporation ("Union IPO"), a Nevada corporation in exchange for 15,000,000 shares of the Company's common stock. Union IPO is an investment firm targeting labor resources and union based venture capital, and promoting union friendly technology companies. In connection with the Union IPO acquisition, a majority of our shareholders have approved a name change to Union IPO, Inc. and an increase in the number of authorized shares from 50,000,000 to 100,000,000. While there can be no assurance that we will not encounter an insurmountable obstacle to successful completion of the Union IPO acquisition, we believe that we will be able to do so during 2000.

Year 2000 Issue

     We experienced no material failures and incurred no material costs or losses as a result of the Year 2000 Issue.

Impact of Inflation

     Inflation has not been a major factor in our businesses since inception. There can be no assurances that this will continue.

Certain Factors Affecting Future Operating Results

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference assuming consummation of the Union IPO acquisition include the following: possible fluctuations in the growth and demand for union laborers; regulation of unions and related labor issues; intense competition for union member capital venture; currency, economic, financing and other risks inherent in investment markets; uncertainty regarding the rate of growth of union friendly high-tech companies; and general economic conditions. In the event that we do not acquire Union IPO, then we believe that in order to commence active operations, we must acquire an operating company. We will continue to look for potential business opportunities; however we are solely dependent upon the efforts of our president Mr. Schwartz in this area. We have only limited funds available to aid in the search of a business opportunity and there can be no assurance that we will raise additional capital to enable us to acquire a suitable potential business opportunity, or that we will ever acquire such business opportunity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable


ITEM 8.  FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Rachlin, Cohen & Holtz, LLP, appear beginning on page F-1 of this report. See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 25, 1999, we dismissed Thomas W. Klash as our CPA. At that time we had not entered into an engagement agreement with Mr. Klash for the audit of our financial statements for the fiscal year ended December 31, 1998; and neither of the auditors reports or our financial statements for the fiscal years ended December 31, 1997 and 1996 contain an adverse opinion or a disclaimer, or was qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Executive Officers and Directors

     The following table sets forth the names, ages and offices of the present executive officers and directors of the Company. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

     Name                Age            Position
    ------              -----          ----------
  Larry Schwartz         51      President, Secretary, Treasurer and Director
  Brian Murphy           34      President Elect, Director nominee
  John Murphy            30      Vice President Elect

     All officers serve at the discretion of the Board of Directors. Brian Murphy and John Murphy are brothers; and have been elected to serve in their offices contingent upon the closing of the Union IPO acquisition. Otherwise, there are no family relationships among any of the directors or officers of the Company.

     Larry Schwartz. Mr. Schwartz was appointed President on August 27, 1997 and assumed the duties of secretary and treasurer on April 30, 1998 upon the resignation of Edward Meyer. Mr. Schwartz is also president and chief executive officer of First Capital Services, Inc. and First Consolidated Financial Corporation. He is presently and has for the last seven years been engaged in the business of asset based lending, financial consulting services and financial placement services. Mr. Schwartz holds a BS degree from Boston State College and an MA degree from Boston College.

     Brian Murphy. Mr. Murphy is president of Union IPO Corporation, a recently formed Nevada company engaged in the investment business. He is also serving his second term as president of the United Food and Commercial Workers Union Local
24. In 1997, he was elected to serve a three year term as Vice President of the North Carolina AFL-CIO Union.

     John Murphy. Mr. Murphy is a CPA, and the vice president of Union IPO Corporation. He is also a senior business consultant at Signature Systems, Inc. in Rockville, Maryland. Prior thereto he served as navision application developer for AVF, Inc., and assistant controller for the National Football League Players Association. He was a staff auditor at Thomas Harvey & Co and graduated from West Virginia University with a BS degree.

Compliance With Section 16(a) of Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. All of the filing requirements were satisfied on a timely basis in 1999. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the three years ended December 31, 1999 of each of the Company's most highly compensated executive officers.


                                                                                                    Long Term
                                                Annual Compensation                                Compensation
                                    ---------------------------------------------------------   ------------------
                                                                              Other Annual            Stock
Name and Principal Position          Year     Salary ($)       Bonus ($)     Compensation ($)    Options (#)(2)
---------------------------         ------   ------------     -----------   -----------------   ------------------


Larry Schwartz.....................  1999           0              0             (1)                   0
  President........................  1998           0              0             (1)                   0
                                     1997           0              0             (1)                   0

Lee Summers........................  1999           0              0             (2)                 (2)
  Chief Executive Officer .........  1998           0              0             (2)                 (2)


Norman Becker......................  1997       4,000              0           1,163                   0
  Former President

Diane Aquino.......................  1997       7,500              0               0                   0
  Former Secretary and Treasurer

---------------------------

(1) In 1997, 1998, and 1999 First Consolidated Financial Corp. earned $30,000, $60,000 and $0 respectively in management fees pursuant to a written agreement with the Company. In 1998, Mr. Schwartz received 1,500,000 shares of the Company's common stock in connection with settlement of unpaid management fees owed to First Consolidated and for personally guaranteeing certain corporate obligations. Mr. Schwartz is both an officer and major shareholder of First Consolidated Financial Corp.
(2) The Company and Mr. Summer entered a three year employment contract commencing January 4, 1999 providing for annual compensation ranging from $100,000 to $150,000; immediate issuance of 100,000 shares of the Company's common stock and stock options at $.23 exercisable during the term of the employment contract. On June 4, 1999 Mr. Summers left the Company and in the fourth quarter of 1999, filed a law suit in the state circuit court of Palm Beach County, Florida claiming alleged back wages of $40,000. He has verbally agreed to accept 150,000 shares of the Company's common stock as settlement of his claims; however the settlement is subject to final documentation.

Compensation of Directors

     No additional compensation of any nature is paid to any directors.

Company Performance

     The following graph compares the cumulative total investor return on the Company's Common Stock for the five year period ended December 31, 1999 with an index consisting of returns from a peer group of companies, consisting of the Nasdaq Non-Financial Index (the "Nasdaq Non-Financial Index"), and The Nasdaq Stock Market Composite Index (the "Nasdaq Composite Index").

     The graph displayed below is presented in accordance with Securities and Exchange Commission requirements. Shareholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company's forecast of future financial performance.

   [GRAPH APPEARS AT THIS LOCATION DEPICTING THE FOLLOWING STOCK PERFORMANCE]


                                 Base Period      December    December    December     December   December
                              December 31 1994    31 1995     31 1996     31 1997      31 1998    31 1999
                              ----------------    --------    --------    --------     --------   --------

Treasure & Exhibits                 100            104.17      300.00      300.00       50.00      133.33
Nasdaq Composite Index              100            141.33      173.89      213.07      300.25      542.43
Nasdaq Non-Financial Index          100            139.26      169.16      198.09      290.32      559.35


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table is furnished as of April 11, 2000, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

     Name and Address                         Amount and Nature of
    of Beneficial Owner                      Beneficial Ownership (1)     Percent of Class
   ----------------------                   -------------------------     ----------------

Larry Schwartz (2)...........................   4,154,824 (2)              14.3%
Seahawk Deep Ocean Technology, Inc.(3).......   2,802,084                   9.7%
All executive officers and directors
 as a group (1 persons)                         4,154,824                  14.3%

----------------------------

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.
(2) Address is 2300 Glades Road, Boca Raton, Florida 33431, and includes 2,174,824 shares owned by First Consolidated Financial Corp., which is owned and controlled by Mr. Schwartz.
(3)  Address is 5102 S. Westshore Blvd., Tampa, Florida 33611.

Change in Control Following Acquisition of Union IPO

     Upon consummation of the Union IPO acquisition, 15,000,000 shares of the Company's common stock will be issued to shareholders and/or shareholder designees in accordance with the Exchange agreement. The following table is furnished as of April 11, 2000, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, and named officer of the Company, individually, and
(3) all officers and directors of the Company as a group, assuming issuance of the additional 15,000,000 shares pursuant to the Union IPO acquisition.


     Name and Address                      Amount and Nature of
   of Beneficial Owner                    Beneficial Ownership (1)     Percent of Class
  ----------------------                 --------------------------   -------------------

Larry Schwartz (2).......................       6,554,824 (2)                  14.9%
Seahawk Deep Ocean Technology, Inc.(3)...       2,802,084                       6.4%
Brian Murphy (4).........................       1,000,000                       2.3%
Tom Tedrow (5)...........................       6,400,000 (5)                  14.5%
All executive officers and directors
 as a group (1 persons)                         1,000,000                       2.3%

-------------------

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.
(2) Address is 2300 Glades Road, Boca Raton, Florida 33431, and includes 2,174,824 shares owned by First Consolidated Financial Corp., which is owned and controlled by Mr. Schwartz, as well as 2,400,000 shares owned by Union Consulting Group, Inc. a company owned 50% by Mr. Schwartz.
(3)  Address is 5102 S. Westshore Blvd., Tampa, Florida 33611.
(4)  Address is 234 S. Broad Street, Winston Salem, North Carolina 27101.
(5) Address is P.O. Box 2004, Winter Park, Florida 32790; and includes 2,000,000 shares held in the name of Market Management International, Inc., a company owned and controlled by Mr. Tedrow; 2,000,000 shares held in the name of Shipwright Assets Ltd; and 2,400,000 held in the name of Union Consulting Group, Inc., a company owned 50% by Mr. Tedrow.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since 1997, we have leased executive offices, cost free from First Capital Services Corp., ("First Capital"), a company controlled by Mr. Larry Schwartz. We executed a management contract with First Consolidated Financial Corp. which provided for payment of $10,000 per month in fees for one year, automatically renewable unless terminated. We modified the agreement in 1998 to reduce the monthly fees to $5,000 per month. In 1997, 1998, and 1999 First Consolidated Financial Corp. earned $30,000, $60,000 and $0 respectively in management fees.

     In connection with the proposed Michaels International Treasure Jewelry ("Michaels") acquisition, on March 19, 1998, we exercised our option to purchase Artifacts from Seahawk Deep Sea Technology, Inc., for $682,500 cash, a $200,000 promissory note, and the issuance of 9,500,000 shares of common stock, with certain put options attached. We borrowed the cash portion of this transaction, together with the funds necessary to repay the $200,000 promissory note, from our affiliate First Capital. On December 31, 1998, after abandoning the Michaels acquisition, we sold a portion of the Artifacts to an unrelated third party purchaser in exchange for a $750,000 note receivable. Simultaneously, the purchaser entered into a credit arrangement with First Capital, who paid the Company the $750,000 owed and took a security interest in the Artifacts purchased. The purchaser defaulted on its loan obligation to First Capital, who accepted the pledged Artifacts in lieu of foreclosure.

     On October 30, 1998, we entered a lease purchase agreement for a casino cruise ship which provided for monthly lease payments of $80,000, payable quarterly in advance. We funded this venture with additional borrowings from First Capital and another affiliated company, First Consolidated Financial Corp. ("First Consolidated"). Both First Capital and First Consolidated are affiliates since Mr. Schwartz is both an officer and major shareholder of both companies.

     To coincide with our projected floating casino operations, on December 29, 1998 we acquired approximately 200 gambling machines from American Consolidated Amusement, Inc., along with a related 4000 square foot leasehold interest located in Sunny Isles Beach, Florida, in consideration for 1,500,000 shares of the Company's common stock and assumption of a $750,000 note bearing interest at 12% owed to First Capital, which was secured by a pledge of the gambling machines. We operated the adult gaming facility for a short time; and thereafter closed the facility upon determining that the business was not viable.

     First Capital has provided primary financing pursuant to the master loan agreement which provided for interest at 12% and due on December 1,2000. The loan is secured by all our assets. We had outstanding loan amounts to First Capital at December 31, 1998 of approximately $1,882,000. First Consolidated provided financing in the amount of $289,000 through December 31, 1998. This loan is due on demand, bears interest at 12%, and is unsecured.

     By December 1999 we had defaulted on our master loan agreement with First Capital whereby we had acquired funds to purchase the Artifacts and casino ship, as well as the $750,000 note to First Capital. At close of business of December 31, 1999, First Capital accepted the remaining Artifacts and gambling machines and related assets as settlement of amounts due under both the master loan agreement and the $750,000 note.

     Mr. Schwartz and First Capital have agreed to settle the following lawsuits on our behalf, including paying all incidental costs as well as settlement costs, conditioned upon closing the Union IPO acquisition:

     1. Litigation with Odyssey Marine Exploration, Inc. relating to claims regarding the purchase of the Artifacts and put options and its outstanding judgment of approximately $340,000 against us.

     2. Litigation with Entertainment Cruises, Inc., relating to their claims for monthly lease payments of $80,000 for the cruise ship.

     3. Litigation with Merrill Stephens Dry Dock, Inc. relating to their claims for services and materials allegedly provided in connection with the building of a platform for the ship.

     4. Litigation with Terminal Plaza, Inc. relating to alleged dock facility charges and satisfaction of a $130,000 judgment plus pre and post judgment interest. 5. Litigation with American Consolidated Amusement, Inc. regarding its claims for management fees

     6. Litigation with Mr. Lee Summers for alleged back wages in the approximate amount of $40,000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements:

            (i)     Report of Independent Auditor
            (ii) Consolidated Balance sheet as of December 31, 1999 and December 31, 1998
            (iii) Consolidated Statement of Operations for the three years ending December 31, 1999, 1998 and 1997
            (iv) Consolidated Statement of Shareholders equity for the three years ended December 31, 1999, 1998 and 1997
            (v) Consolidated Statement of Cash Flows for the three years ended December 31, 1999, 1998 and 1997
            (vi)    Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

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

                                      TREASURE AND EXHIBITS INTERNATIONAL, INC.



                                      By: /s/ Larry Schwartz
                                         ---------------------------------------
                                         Larry Schwartz
                                         President, Chief Executive Officer
                                         and Chief Financial Officer

Dated:   May 15, 2000

           TREASURE AND EXHIBITS INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                          Page
                                                                         -------

Independent Auditor's Report.............................................   F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998.............   F-3

Consolidated Statements of Operations for the Years ended
   December 31, 1999, 1998 and 1997......................................   F-4

Consolidated Statements of Stockholders' Equity for the Years ended
   December  31, 1999, 1998 and 1997.....................................   F-5

Consolidated Statements of Cash Flows for the Years ended December
   31, 1999, 1998 and 1997...............................................   F-6

Notes to Consolidated Financial Statements...............................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ----------------------------------------------------

To the Board of Directors and Stockholders
Treasure and Exhibits International, Inc.
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of Treasure and Exhibits International, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Treasure and Exhibits International, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company is subject to certain significant risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these significant risks and uncertainties.


                                                 RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
April 18, 2000

Board of Directors and Shareholders
Treasure and Exhibits International, Inc.
Boca Raton, Florida


                          INDEPENDENT AUDITOR'S REPORT
                         -------------------------------

I have audited the accompanying statements of operations and stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.




Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 9, 1998

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS                             1999           1998
                                                                       ------         ------

Current Assets:
   Cash and cash equivalents                                     $     4,095      $    1,544
   Investments in marketable securities                                9,544          19,553
   Note receivable                                                         0         750,000
                                                                  -----------     -----------
      Total current assets                                            13,639         771,097
Property and Equipment                                                     0       2,700,000
Other Assets                                                           7,622             500
                                                                  -----------     -----------
                                                                 $    21,261      $3,471,597
                                                                  ===========     ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued liabilities                      $   369,645        $100,834
   Notes and loans payable - related parties                         523,549       2,171,054
   Estimated liability related to put option                       1,044,407       1,615,000
                                                                  -----------     -----------
      Total current liabilities                                    1,937,601       3,886,888
                                                                  -----------     -----------
Commitments, Contingencies, Related Party Transactions
   and Subsequent Event                                                    0               0
Stockholders' Deficiency:
   Common stock $.0001 par value, 50,000,000 shares authorized;
      28,990,756 shares issued and outstanding                         2,899           2,899
   Additional paid-in capital                                      2,111,706       1,541,113
   Deficit                                                        (4,030,945)     (1,959,303)
                                                                  -----------     -----------
                                                                  (1,916,340)       (415,291)
                                                                  -----------     -----------
                                                                 $    21,261      $3,471,597
                                                                  ===========     ===========

                                      F-3

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   1999           1998           1997
                                                                  ------         ------         ------

Revenue:
   Interest and dividend  income                             $      556       $   1,935      $   32,101
   Realized and unrealized gain (loss) on investments
      in marketable securities                                  (10,009)          3,410         111,578
   Direct finance lease income                                        0               0             604
                                                            ------------      ----------      ----------
                                                                 (9,453)          5,345         144,283
General and Administrative Expenses                             598,723         218,899         130,047
                                                            ------------      ----------      ----------
Income (Loss) From Continuing Operations Before
   Income Taxes                                                (608,176)       (213,554)         14,236
Income Tax (Expense) Benefit                                   (541,000)       (290,000)         12,592
                                                            ------------      ----------      ----------
Income (Loss) From Continuing Operations                     (1,149,176)       (503,554)         26,828
                                                            ------------      ----------      ----------
Discontinued Operations:
   Loss on disposal of discontinued operations,
      net of income tax benefit of $67,000                     (114,483)              0               0
   Loss from operations of discontinued operations,
      net of income tax benefit of  $474,000 and $290,000      (807,983)       (495,592)              0
   Loss on disposal of subsidiary                                     0               0          (5,988)
                                                            ------------      ----------      ----------
                                                               (922,466)       (495,592)         (5,988)
                                                            ------------      ----------      ----------
Net Income (Loss)                                           $(2,071,642)     $ (999,146)     $   20,840
                                                            ============      ==========      ==========
Net Income (Loss) Per Common Share - Basic
   and Diluted:
      Continuing operations                                 $      0.04)     $    (0.02)     $        0
      Discontinued operations                                     (0.03)          (0.02)           0.00
                                                            ------------      ----------      ----------
Net Income (Loss)                                           $     (0.07)     $    (0.04)     $     0.00
                                                            ============      ==========      ==========
Weighted Average Number of Common Shares Outstanding         28,990,756      23,648,920      16,437,088
                                                            ============     ===========     ===========


                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 Common Stock           Additional
                                                                         Paid-in                      Treasury
                                              Shares        Amount       Capital        Deficit        Stock          Total
                                             --------      --------    ------------    ---------     ----------      -------

Balance, December 31, 1996                  16,398,356      $ 1,649    $ 1,137,363    ($116,734)    ($10,032)     $1,012,246
Year Ended December 31, 1997:
   Sale of treasury stock                       92,400            0              0            0       10,032          10,032
   Dividend distribution                             0            0              0     (864,263)           0        (864,263)
   Net income                                        0            0              0       20,840            0          20,840
                                           ------------     ---------   -----------   ----------    ---------      -----------
Balance, December 31, 1997                  16,490,756        1,649      1,137,363     (960,157)           0         178,855
Year Ended December 31, 1998:
   Issuance of common stock to acquire:                                                                                    0
      Artifacts, net of put option           9,500,000          950           (950)           0            0               0
      Business                               1,500,000          150        202,350            0            0         202,500
   Stock issued for services                 1,500,000          150        202,350            0            0         202,500
   Net loss                                          0            0              0     (999,146)           0        (999,146)
                                           ------------     ---------   -----------   ----------    ---------      -----------

Balance, December 31, 1998                  28,990,756        2,899      1,541,113   (1,959,303)           0        (415,291)

Year Ended December 31, 1999:
   Put option waived                                 0            0        570,593            0            0         570,593
   Net loss                                          0            0              0   (2,071,642)           0      (2,071,642)
                                           ------------     ---------   -----------   ----------    ---------      -----------

Balance, December 31, 1999                  28,990,756      $ 2,899     $2,111,706  ($4,030,945)          $0     ($1,916,340)
                                           ============     =========   ===========   ==========    =========      ===========

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                       1999             1998           1997
                                                                      ------           ------         ------

Cash Flows from Operating Activities:
   Net income (loss)                                               ($2,071,642)      ($999,146)      $20,840
   Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
        Expenses paid by affiliate on behalf of Company                887,510         395,804             0
        Depreciation                                                    51,502               0             0
        Stock issued for services                                            0         202,500             0
        Deferred income taxes                                                0               0       (11,564)
        Realized and unrealized (gain) loss on sale of
          marketable securities                                         10,009          (3,410)     (105,950)
        Loss on sale of subsidiary                                           0               0         5,988
        Changes in operating assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                                                0               0         4,334
          Other assets                                                  (7,122)           (500)          143
        Increase (decrease) in:
          Accounts payable and accrued liabilities                     268,811          83,751       (23,026)
          Income taxes payable                                               0               0         3,749
        Proceeds from sale of marketable securities                          0               0       245,107
        Purchases of marketable securities                                   0               0       (76,642)
                                                                     ----------      ---------      ---------
             Net cash provided by (used in) operating activities      (860,932)       (321,001)       62,979
                                                                     ----------      ---------      ---------
Cash Flows from Investing Activities:
   Loans and advances to:
      Affiliates                                                             0        (125,000)     (160,000)
      Other                                                                  0               0        (6,500)
   Principal payments received:
      Affiliates                                                             0         125,000       193,907
      Others                                                           750,000               0        13,161
   Principal collections on direct financing leases                          0               0         2,272
   Proceeds from sale of unconsolidated subsidiaries                         0               0        44,511
   Investment in unconsolidated subsidiary                                   0               0      (220,744)
                                                                     ----------      ---------      ---------
             Net cash provided by (used in) investing activities       750,000               0      (133,393)
                                                                     ----------      ---------      ---------

Cash Flows from Financing Activities:
   Proceeds from notes payable - affiliates                            113,483         142,750             0
                                                                     ----------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents                     2,551        (178,251)      (70,414)
Cash and Cash Equivalents, Beginning                                     1,544         179,795       250,209
                                                                     ----------      ---------      ---------
Cash and Cash Equivalents, Ending                                   $    4,095     $     1,544     $ 179,795
                                                                     =========       =========      =========
Cash Paid for Interest                                              $        0     $     3,333     $       0
                                                                     ==========      =========      =========


                   TREASURE AND EXHIBITS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Capitalization

     The Company was organized as Vanderbuilt Square Corp. under the laws of the State of Florida on January 16, 1985. On February 10, 1998, the name of the Company was changed to Treasure and Exhibits International, Inc. Until mid-1997, the Company was engaged in leasing equipment to customers through its wholly-owned subsidiary, Hi-Tech Leasing, Inc. (Hi-Tech); deriving revenue from investments in marketable securities; and rendering consulting advice and administrative and office management services to its affiliate, Corrections Services, Inc. (CSI). CSI is a publicly-held company engaged in marketing an electronic monitoring system to corrections agencies and facilities.

     At December 31, 1996, the Company owned a 27.7% interest in CSI and was otherwise affiliated with CSI through common management and control. On July 28, 1997, the Company sold its entire investment in Hi-Tech to CSI in exchange for 2,000,000 restricted shares of CSI's authorized but previously unissued restricted common stock. The Company valued the common shares received in the purchase and sale transaction at $731,000 and reported a loss on the sale of its subsidiary, Hi-Tech, amounting to $5,988.

     On August  28,  1997,  the  Company  distributed  substantially  all of its
     holdings  in  CSI  to  the  Company's   stockholders  pro-rata  with  their
     respective ownership interests in the Company. Each Company stockholder received .17 shares of CSI Common Stock for each share of the Company's Common Stock held. No fractional shares were issued and no cash was distributed in lieu of fractional shares. Instead, a full share of CSI Common Stock was distributed for each remaining fractional share held by a Company stockholder at the time of the distribution. The Company treated the distribution of its CSI Common Stock as a dividend.

     Principles of Consolidation

     These consolidated financial statements include the results of operations of High Tech and Professional Programmers, Inc. until the dates of disposal (see Note 7). All significant intercompany transactions have been eliminated.

     Cash and Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of three months or less to be cash equivalents.

     Investments

     The  Company   classifies  its  investment   securities  in  one  of  three
     categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Investment securities at December 31, 1999 and 1998 consist of common stocks, which are classified as trading.

     Unrealized holding gains and losses, net of the related tax effect on trading securities, are included in earnings. Realized gains and losses from the sale of trading securities are determined on a specific identification basis. Dividend and interest income are recognized when earned.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance which do not extend the lives of the respective assets are charged to expense as incurred. Major replacements or betterments are capitalized and depreciated over the remaining useful lives of the assets.

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company maintains deposit balances at financial institutions that, from time to time during the year, may exceed federally insured limits. The Company maintains its cash with a financial institution which the Company believes limits these risks. At December 31, 1999, the Company did not have deposits in excess of federally insured limits.

     Income Taxes

     The Company  accounts  for its income  taxes using  Statement  of Financial
     Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 1999, 1998 and 1997 were not material.

     Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

     The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

     Net Income (Loss) Per Common Share

     Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted average shares outstanding. Diluted loss per common share has not been presented since in 1999 and 1998, the effect of common share equivalents would be anti-dilutive, and in 1997, the effect of the common share equivalents was not material.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this standard on January 1, 2001 to affect its financial statements.


NOTE 2. SIGNIFICANT RISKS AND UNCERTAINTIES

     Going Concern Considerations

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.

     As reflected in the consolidated financial statements, the Company incurred net losses of approximately $2,071,000 in 1999 and $999,000 in 1998, and the consolidated financial position reflects a stockholders' deficiency of approximately $1,916,000 as of December 31, 1999. During 1999, the Company discontinued all of its business operations and surrendered all of its remaining assets to First Capital Services, Inc., (First Capital) an entity related by common control and ownership, in settlement of outstanding loans payable, in lieu of foreclosure.

     As discussed below, the Company is the defendant in several matters of pending litigation resulting from various components of the discontinued operations, the ultimate outcome of which is not presently susceptible to reasonable measurement or estimation.

     Management's plans with regard to these matters include:

     In January  2000,  the Company  entered  into a letter of intent to acquire
     100% of Union IPO Corporation ("Union IPO"), a Nevada corporation, in exchange for 15,000,000 shares of the Company's common stock. Union IPO is an investment firm targeting labor resources and union-based venture capital, and promoting union-friendly technology companies. In connection with the Union IPO acquisition, a majority of the stockholders have approved a name change to Union IPO, Inc.

     The Company expects that from time to time in the future, they will have opportunities to invest or participate in ventures outside of, but connected to, the core businesses. The Company's management will evaluate any such opportunities and, where they deem the potential of such opportunities to merit participation or investment, they may enter into additional ventures outside of the core business.

     The eventual success of management's plans cannot be ascertained with any degree of certainty.

     Pending Litigation

     The Company is involved in several matters of pending litigation as follows:

     In October 1999, Odyssey Marine Exploration, Inc. ("Odyssey") obtained a default judgment against the Company in the approximate amount of $340,000 in connection with its claims that the Company allegedly had failed to recognize the put options set forth in the Artifact purchase agreement (see
     Note 3). Thereafter, the CEO negotiated and personally guaranteed a forbearance agreement which provided that Odyssey would not execute on the judgment and would transfer their common stock of the Company to the CEO provided that the CEO and/or the Company made weekly payments of $25,000. After the CEO paid approximately $100,000, the Company defaulted on the remainder of the weekly payments, and the CEO and Odyssey reached a subsequent oral agreement which provided that Odyssey keep all of its shares of the Company's common stock, provided such shares are free trading, in consideration of the sum of $45,000. The CEO had agreed to pay this amount personally as he had already received 480,000 shares of the Company's common stock from Odyssey pursuant to the first forbearance agreement.

     The lessor of the casino cruise ship filed a claim to enforce the full terms of the lease, including payment of late fees and costs, alleging damages in excess of $1,000,000. The Company intends to defend the claim to its full ability and pursue all counterclaims against the lessor that are available.

     In 1999, the lessor of the berth filed a claim to enforce the full terms of the lease including fees and costs. The lessor has received a default judgment in the amount of $130,000.

     In March 2000, the Company was named as a defendant in litigation filed by an entity which performed services on the casino cruse ship. The litigation is seeking payment in full of all charges as yet unpaid, approximately $20,000, plus costs. The Company is attempting to negotiate a settlement.

     Summary

     The conditions described above regarding going concern considerations and pending litigation raise substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these significant risks and uncertainties.


NOTE 3. DISCONTINUED OPERATIONS

     Abandoned Acquisition of Business

     On September 10, 1997, the Company entered into a Letter of Intent to acquire all of the outstanding capital stock of Michael's International Treasure Jewelry, Inc. (Michael's), a privately-held corporation. This entity is affiliated to the Company by virtue of common principal stockholders. Michael's operates retail jewelry stores in Miami and Key West. The stores specialize in the sale of jewelry designed with coins of antiquity.

     The terms of this Letter of Intent specified a purchase price of $3,500,000, consisting of $350,000 cash and $3,150,000 of the Company's authorized, but previously unissued, restricted common stock. A total of 8,200,989 shares were anticipated to be issued in connection with the acquisition.

     During the third quarter of 1998, the Company concluded that the planned acquisition of Michael's was not feasible and canceled the Letter of Intent. All costs incurred in connection with this proposed acquisition have been charged to operations in the accompanying consolidated financial statements.

     Acquisition and Partial Sale of Artifacts

     On October 1, 1997, the Company entered into a one year Lease/Purchase Agreement with Seahawk Deep Ocean Technology, Inc. (Lessor) and Michael's (Co-Lessee) for the "Dry Tortugas Treasure" (the Treasure). The Lease/Purchase Agreement obligated Seahawk to lease the Treasure to the Co-Lessees for a term of one year. The lease provided for quarterly lease payments of $67,500.

     It was the Company's intention to display these artifacts at Michael's flagship store in Key West, Florida.

     On March 19, 1998, the Company exercised its option to purchase the Treasure. Consideration named in the agreement amounted to $2,497,500, comprised of $682,500 cash payments, a $200,000 promissory note and 9,500,000 shares of the Company's restricted common stock valued by the buyer and seller at $1,615,000. The Company retained the right to repurchase up to 8,000,000 shares of the restricted common stock at prices ranging from $.135 to $.15 per share. The repurchase option expired unexercised on June 10, 1998.

     The Company granted the artifacts seller a one year right, commencing March 19, 1999, to put all or any of the 9,500,000 shares of restricted common stock to the Company at per share prices ranging from $.085 to $.17 per share.

     Subsequent to March 19, 1999, substantially all the outstanding shares pursuant to this agreement were put to the Company at a per share cost of $.17 (see Note 2). As a result of this action, the amount related to this put option ($1,615,000) has been reflected in the accompanying financial statements as a liability (estimated liability related to put option) in 1998. In 2000, the put option in connection with 3,356,429 common shares has been waived. As a result, $570,593 has been removed from the liability and reflected in equity in 1999.

     Substantially all cash required to purchase the artifacts was borrowed from entities affiliated by common control and ownership (see Note 4). The artifacts were pledged as collateral for the resulting notes payable.

     On December 31, 1998, the Company sold a portion of the artifact collection to an unrelated third party ("the Purchaser") in consideration for a $750,000 note receivable. The note bore interest at 12% and was due June 30, 1999. On December 31, 1998, the Purchaser entered into a credit arrangement with First Capital, an entity related to the Company by common control. First Capital, which is in the business of asset-based lending and factoring, agreed to lend the Purchaser $750,000 and accept the artifacts purchased as collateral. First Capital then paid the Company pursuant to the terms of the note receivable with the Purchaser. The Purchaser subsequently defaulted on its obligation to First Capital and First Capital accepted the artifacts in lieu of foreclosure.

     Due to the fact that the cost of the artifacts sold was not reliably determinable, this transaction has been accounted for on the cost recovery method, whereby the cost has been reduced by the amount of the selling price, and no gain or loss has been recognized in the accompanying financial statements in connection with the partial sale of the artifact collection.

     During 1999, the Company defaulted on its obligation to First Capital and, on December 31, 1999, entered into an agreement with First Capital, whereby First Capital accepted the remaining artifact collection in lieu of foreclosure (see Note 4).

     Gaming Operations

     Lease of Casino Cruise Ship

     On October 30, 1998, the Company entered into a one-year lease/purchase option for a casino cruise ship. The lease payments were $80,000 monthly, payable quarterly, in advance. At the lease signing, a maintenance reserve of $50,000 was to be established by the Company. In addition, the Company was to reimburse the lessor for monthly insurance, taxes, crew costs and other running expenses. The lease/purchase option contained an option to purchase the vessel at any time prior to the end of the lease term for $6,000,000. Fifty percent of all lease payments paid would be credited to the purchase price. The lease was personally guaranteed by the Chief Executive Officer and major stockholder of the Company. The Company intended to operate the casino cruise ship as a floating gambling casino and restaurant, sailing from Miami, Florida.

     The Company funded the entry into casino cruise ship operations, including initial payments pursuant to the lease purchase option, with additional borrowings from entities affiliated by common control and ownership.

     The ship had its maiden voyage with customers in January 1999. During 1999, the Company was not able to operate the casino facility with positive cash flow and, as a result, was not able to comply with the terms of the lease, therefore; the lessor took possession of the boat.

     In October 1999, the lessor instituted litigation seeking full payment of all unpaid amounts plus damages pursuant to the lease purchase option, which the litigation alleges is in excess of $1,000,000 (see Note 2).

     Berth and Lease Agreement

     On December 7, 1998, the Company entered into a berth and lease agreement for a term of twelve months. The lease provided berth space for the casino cruise ship, together with office space, to be used for ticketing and reservations. The monthly rent was $12,000, plus $1.00 per passenger in excess of 7,500 passengers per month.

     In June 1999, the lessor instituted litigation (see Note 2) seeking payment under the lease of all unpaid amounts plus damages. The Company has not made the lease payments called for in the lease commencing with April 1999. The Company vacated the space May 1, 1999. The lessor, pursuant to litigation, received a default judgment in the amount of $130,000.

     Acquisition of Adult Gaming Complex

     In December 1998, the Company acquired the assets of a newly constructed, at that time unopened, adult gaming complex in exchange for the assumption of $750,000 of debt and the issuance of 1,500,000 shares of Company common stock. The debt that was assumed was owed to First Capital, a related party, and was collateralized by all assets of the adult gaming complex.

     The Company entered into a verbal management agreement with the seller to operate the adult gaming facility on the Company's behalf in exchange for a fee. In 1999, the Company entered into a settlement agreement with the management company, whereby the Company was to pay $80,000 in full settlement of all obligations under the previous verbal agreement, and the management company was to vacate the premises. In September 1999, the Company paid $25,000 pursuant to this agreement; $55,000 remained unpaid.

     In December 1999, the Company determined that the adult gaming facility was not a viable business operation and closed the facility permanently.

     On December 15, 1999, the Company surrendered all remaining assets of the adult gaming facility to First Capital in settlement in lieu of foreclosure of all amounts due under the note payable assigned to the Company in the purchase.

     Lease Assignment - Adult Gaming Complex

     In connection with the acquisition of the adult gaming complex, the Company accepted assignment of the lease for the facility which the adult gaming complex occupied. The lease was for a term of 2 years and provided for a monthly rent of $6,500. In October 1999, the Company vacated the premises and ceased making lease payments. The landlord has made no claim for unpaid rent.

     Summary

     During 1999, the Company surrendered, in lieu of foreclosure, all assets in connection with the gaming operations, and the artifacts acquired, in settlement of outstanding principal and interest due to First Capital, an affiliate (see Note 4).

           Principal                                         $2,134,874
           Interest                                             349,760
                                                             ----------
                                                             $2,484,634
                                                             ==========

     Consequently, the results of operations and estimated operating loss through the date of disposal relating to these operations have been presented as discontinued operations in the accompanying statements of operations.

     The following represents the summarized results of operations of the discontinued operations for the year ended December 31:

                                                                       1999            1998
                                                                      ------         -------

                 Revenue                                          $    292,920    $   750,000
                 Expenses                                            1,574,903      1,535,592
                                                                    ----------      ---------
                                                                    (1,281,983)      (785,592)
                 Income tax benefit                                    474,000        290,000
                                                                    ----------      ---------
                 Loss from operations of discontinued operations  $    807,983     $  495,592

             The following represents the loss on disposition:

                 Debt extinguished                                $  2,484,634
                 Net cost of assets surrendered                      2,666,117
                                                                    ----------
                 Loss on disposal                                     (181,483)
                 Income tax benefit                                     67,000
                                                                    ----------
                 Loss on disposal of discontinued operations      $   (114,483)
                                                                    ==========

NOTE 4. RELATED PARTY TRANSACTIONS

     Related Party Loans

     The Company has the following related party loans and advances outstanding as of December 31, 1999:

     Note  payable to company  related by common  stockholder,
     due February 15, 2000, interest at 12%, payable monthly.      $     22,750

     Note payable,  stockholder, due February 15, 2000, interest
     at 12%, payable monthly.                                             2,000

     Loan due to  stockholder,  pursuant  to  settlement  agreement
     relating to management                                              55,000
                                                                      ----------
                                                                         79,750
                First Consolidated (see below)                          443,799
                                                                      ----------
                                                                    $   523,549
                                                                      ==========

     The Company has secured financing for its operations primarily from the following two parties who are related to the Company by means of a common controlling stockholder:

                First Capital Services, Inc. (First Capital)
                First Consolidated Financial Corp. (First Consolidated)

     First Capital has provided primary financing with total outstanding loan amounts of approximately $2,135,000. First Capital loaned funds to the Company pursuant to a master loan agreement for a maximum of $2,000,000, which provided for interest payable monthly at 12% and principal repayment on December 1, 2000. The loan was secured by all the Company's assets including the artifacts. In addition, the Company accepted assignment of a loan in the amount of $750,000 in connection with the purchase of the adult gaming complex. This note earned interest at 12%, payable monthly, with the principal due on February 16, 2000 and was owed to First Capital. This note was secured by all the assets of the adult gaming complex.

     Both of these notes were satisfied in full, including unpaid interest of approximately $350,000 in December 1999, with the surrender of collateral in lieu of foreclosure.

     First Consolidated provided financing in the amount of approximately $444,000 through December 31, 1999. First Consolidated is a major stockholder and is owned by the Company Chief Executive Officer. Accrued, but unpaid interest is approximately $73,000 as of December 31, 1999. The loan is due on demand, bears interest at 12% and is uncollateralized.

     Related Party Transactions

     The Company entered into the following transactions with various entities and individuals affiliated by virtue of common management or stock ownership:

                                                                1999          1998         1997
                                                               ------        ------       -------

                Consulting and professional fees              $227,500      $30,000      $69,065
                Office administration                                -            -       12,848
                Rent expense                                         -            -       12,600
                Interest expense                               327,109       98,692            -
                Loss on sale of subsidiary                           -            -        5,988
                Interest income - invested with affiliates           -            -       (3,849)
                Management fee                                  80,000            -            -

     Consulting Agreement

     On October 1, 1997, the Company entered into a consulting agreement with First Consolidated Financial Corp., a major stockholder, which provided for annual compensation of $120,000 per annum. In May 1998, this agreement was amended to provide for annual compensation of $60,000. In December 1998, 1,500,000 shares of common stock were issued to the Company president and First Consolidated's majority stockholder in full payment of unpaid consulting fees due under this agreement, as well as compensation for services provided in connection with the acquisition of the adult gaming complex and the personal guarantee of the casino ship lease.


NOTE 5.  COMMITMENTS

     Facilities Lease

     In February 1999, the Company entered into a lease for office facilities for a term of three years. The average monthly rent is $2,425 for a total of $87,297 over the three year period. In August 1999, the Company vacated the space.

     Employment Agreement

     On January 4, 1999, the Company entered into an employment agreement with the Chief Executive Officer who also served as President/director. The agreement was for a three-year term, and provided for, among other things, annual compensation ranging from $100,000 to $150,000, customary employee benefits and twelve months severance upon termination. In addition, the agreement provides for the issuance of 200,000 shares of Company common stock and immediately vesting stock options to purchase Company common stock at $.23 per share. In June 1999, this employment agreement was terminated. The employee has filed litigation and is seeking damages.


NOTE 6.  MARKETABLE SECURITIES

                                                         1999          1998
                                                        ------        ------
            Cost                                      $ 40,180      $ 40,180
            Unrealized loss                            (30,636)      (20,627)
            Market value                              $  9,544      $ 19,553

NOTE 7.  TRANSACTIONS WITH SUBSIDIARIES

     Investment in and Sale of Unconsolidated Subsidiary

     At December 31, 1996, the Company owned a 27.7% interest in Corrections Services, Inc. ("CSI"). The investment was accounted for using the equity method for recognizing income or loss from its investment.

     On July 28, 1997, Vanderbuilt Square Corp. received 2,000,000 additional shares of CSI authorized, but previously unissued restricted Common Stock, in exchange for the sale of its entire investment in High-Tech Leasing, Inc. The estimated fair value of the common shares received amounted to $731,000. The Company reported a loss on the disposition of Hi-Tech
     Leasing, Inc. amounting to $5,988 as reflected in the accompanying consolidated statement of operations for the year ended December 31, 1997. The Company's earnings and cash flows reflect the operations of Hi-Tech Leasing, Inc. through July 28, 1997.

     On August 28, 1997, the Company distributed substantially all of its investment in CSI to the Company's shareholders. The Company's stockholder received .17 shares of CSI common stock for each share held. No fractional shares were issued and no cash was distributed in lieu of fractional shares. One full share of CSI common stock was distributed for each fractional share remaining. The distribution of CSI common stock was reflected as a dividend in the accompanying consolidated statement of stockholders' equity.

     CSI was affiliated to the Company during 1997 and 1996 through officers and directors and principal stockholders in common.

     Exchange of Wholly-Owned Subsidiary

     On September 30, 1997, the Company settled an obligation owing to Corrections Services, Inc., an affiliate, with the assignment of 100% of its investment interest in Professional Programmers, Inc., an inactive, wholly-owned subsidiary. Fair value of the investment transferred amounted to $16,152.


NOTE 8.  PROPERTY AND EQUIPMENT
                                                                  1998
                                                                 ------
          Artifacts                                           $1,747,500
          Adult gaming facility                                  952,500
                                                              $2,700,000

     No depreciation has been provided as these assets were not placed in service until 1999. Depreciation expense in 1999 was $51,502. All assets were surrendered in lieu of foreclosure as of December 31, 1999 in settlement of amounts owed to First Capital (see Notes 3 and 4).

NOTE 9.  INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

     A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                             1999         1998          1997
                                                            ------       ------        ------

           Tax provision at the statutory rate            $(766,000)  $(368,000)   $   3,052
           Benefit of net operating loss carryforward             -           -      (15,644)
           Change in valuation allowance                    766,000     368,000            -
                                                           ---------   ---------    ---------
                                                          $       -   $       -    $ (12,592)
                                                           =========   =========    =========


     The components of current tax expense (benefit) are as follows:


           Continuing operations                         $ 541,000    $ 290,000     $(12,592)
            Discontinued operations                       (541,000)    (290,000)           -
                                                          ---------   ----------    ---------
               Income tax expense                        $       -    $       -     $(12,592)
                                                          =========   ==========    =========

     The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                            1999          1998
                                                           ------        ------
            Net operating loss carryforward            $ 1,148,000    $ 386,000
            Allowance for market value of investments       11,000        7,000
            Less valuation allowance                    (1,159,000)    (393,000)
                                                       ------------   ----------
               Net deferred tax asset                  $         -    $       -
                                                       ============   ==========

     As of December 31, 1999, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established.

     At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,116,000 which expire through 2019.

     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership may have occurred in 1998. As a result, based upon the amount of the taxable loss incurred to December 31, 1997, the Company estimates that an annual limitation may apply to the net operating loss carry forward existing as of that date ($45,000). The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in the ownership of the Company.

NOTE 10. DIVIDEND DISTRIBUTIONS

     On August 6, 1996, the Board of Directors of the Company declared a 10% stock dividend of the outstanding common stock of the Company. The stock dividend was paid on September 24, 1996 to all stockholders of record at the close of business on August 23, 1996.

     As more fully described in Note 7 to the financial statements, the Company distributed 2,803,446 shares of CSI restricted common stock to shareholders of record on August 26, 1997. The estimated fair market value of the securities amounted to $864,263.

NOTE 11. SUBSEQUENT EVENT

     In January  2000,  the Company  entered  into a letter of intent to acquire
     100% of Union IPO Corporation ("Union IPO"), a Nevada corporation, in exchange for 15,000,000 shares of the Company's common stock. Union IPO is an investment firm targeting labor resources and union-based venture capital, and promoting union-friendly technology companies. In connection with the Union IPO acquisition, a majority of the stockholders have approved a name change to Union IPO, Inc.