Form 10-Q
period 2000-03-31
TREASURE & EXHIBITS INTERNATIONAL INC
filed 2000-05-15
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 2-96366-A

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                       59-2483405
--------------------------------               ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

       2300 Glades Road, Suite 450, West Tower, Boca Raton, Florida 33431
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (531) 750-7535
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of May 9, 2000, 28,990,756 shares of Common Stock of the issuer were outstanding.

                       TREASURE AND EXHIBITS INTERNATIONAL

                                      INDEX



                                                                          Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -  March 31, 2000
                  and December 31, 1999..................................   1

                  Consolidated Statements of Operations - For the
                  three months ended March 31, 2000 and March 31, 1999...   2

                  Consolidated Statements of Cash Flows - For the three
                  months ended March 31, 2000 and March 31, 1999.........   3

                  Notes to Consolidated Financial Statements.............   4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................   5

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.......................   7

SIGNATURES...............................................................   7

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                       March 31,    December 31,
ASSETS                                                   2000          1999
                                                       ---------    ------------
Current assets:
  Cash and cash equivalents                       $      12,578   $      4,095
  Investments in marketable securities                    9,544          9,544
                                                       ---------     ----------
     Total current assets                                22,122         13,639

Property and Equipment                                        0              0

Other assets                                              7,622          7,622
                                                       ---------     ----------
     Total assets                                 $      29,744   $     21,261
                                                       =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $     379,420   $    369,645
  Notes and loans payable - related parties             538,963        523,549
  Estimated liability related to put option           1,044,407      1,044,407
                                                      ---------     ----------
     Total current liabilities                        1,962,790      1,937,601

Stockholders' Deficiency:
   Common stock $.0001 par value, 50,000,000
     authorized, 28,990,756 shares
     outstanding as of March 31, 1999
     and December 31, 1999                                2,899          2,899
  Additional paid-in capital                          2,111,706      2,111,706
  Accumulated deficit                                (4,047,651)    (4,030,945)
                                                      ---------     ----------
     Total stockholders' equity                      (1,933,046)    (1,916,340)
                                                      ---------     ----------
     Total liabilities and stockholders' equity  $       29,744  $      21,261
                                                      =========     ==========


    The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                     2000                 1999
                                                    ------               -------
Revenue:
  Interest and dividend income                      $     76        $       244

General and administrative expenses                   22,351            199,645
                                                     --------         ----------
Income (loss) from continuing operations
   before income tax (expense) benefit               (22,275)          (199,645)

Income tax (expense) benefit                           5,569           (304,000)
                                                     --------         ----------
Net Income (loss) from continuing operations         (16,706)          (503,401)

Discontinued operations:
  Loss from operations of discontinued operations  $       0        $  (518,000)
                                                     --------         ----------
Net income (loss)                                  $ (16,706)       $(1,021,401)
                                                     ========         ==========

Basic net income (loss) from continuing
  operations per share                             $       0        $     (.02)
                                                     ========         ==========
Basic income (loss) per share                      $       0        $     (.04)
                                                     ========         ==========
Weighted average shares outstanding               28,990,756        28,990,756
                                                  ===========       ============

        The accompanying notes are an integral part of these consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                  2000               1999
                                                                 ------             ------

Cash flows from operating activities:
Net income (loss)                                         $     (16,706)       $ (1,021,401)
Adjustments to reconcile net income (loss) to net cash
    and cash equivalents provided by (used in)
    operating activities:
      Expenses paid by affiliate on behalf of Company            15,414             264,607
      Depreciation                                                                   12,556
     Changes in operating assets and liabilities:
          (Increase) decrease in other assets                                        (7,122)
          Increase (decrease) in accounts payable and
             accrued liabilities                                  9,775             168,092
                                                                --------          ----------
     Net cash provided by (used in) operating activities          8,483            (583,268)
                                                                --------          ----------

Cash flows from investing activities:
Loan advances to affiliates                               $           0        $          0
Principal payments received from others                               0             623,983
                                                                --------          ----------
      Net cash provided by (used in) investing activities             0             623,983
                                                                --------          ----------
Cash flows from financing activities:
Proceeds from notes payable - affiliates                              0                   0
                                                                --------          ----------
   Net cash provided by financing activities                          0                   0
                                                                --------          ----------
Net (decrease) increase in cash and cash equivalents              8,483              40,715

Cash and cash equivalents, as of beginning of period              4,095               1,544
                                                                --------          ----------
Cash and cash equivalents, as of end of period            $      12,578        $     42,259
                                                                ========          ==========

        The accompanying notes are an integral part of these consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of Treasure AND Exhibits International, Inc. (the "Company") and all of its wholly owned and majority owned subsidiary companies. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2000.

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

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues. Net revenues decreased by $168 or 68.9% to $76 for the three months ended March 31, 2000 from $244 for the three months ended March 31, 1999. This decrease is attributable to a $168 decrease in interest and dividend income.

     General and Administrative Expenses. General and administrative expenses totaled $22,351 during the three months ended March 31, 2000, decrease of $177,370 or 88.8% from $199,645 during the same period in the prior fiscal year. The decrease in general and administrative expenses during the period was primarily attributable to the cessation of gambling operations.

     Losses from continuing operations. Losses from continuing operations totaled $16,706 for the three months ended March 31, 2000, an decrease of $486,695 or 96.7% from losses of $503.401 during the same period in 1999. This decrease is primarily attributable to decreased general and administrative expenses as a result of cessation of operations.

     Losses from discontinued operations. We had no losses from discontinued operations for the three months ended March 31, 2000 as compared to losses of $518,000 (net of an inccome tax benefit of $304,000) for the three months ended March 31, 1999 which consisted of revenues of $176,000 which were partially offset by direct costs of $55,000; maintenance charges for the cruise ship of $77,000; lease and berth space costs of $324,000, wages and subcontracting fees of $303,000, payroll tax of $22,000 and marketing costs of $45,000 and other costs of $172,000.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $12,578 and a working capital deficit of $1,940,668 at March 31, 2000 compared to a cash balance of $4,095 and a working capital deficit of $1,923,962 at December 31, 1999. The decrease in the working capital deficit was attributable to an increase of $9,775 in accounts payable; an increase of $15,414 in notes and loans payable; and an increase of $8,483 in cash and cash equivalents.

     For the three months ended March 31, 2000 net cash provided by operating activities totaled $8,483 as compared to $583,268 used in operating activities for the corresponding period of the prior year. This change resulted primarily from a combination of a decrease in the net operation loss of $1,004,695 and a decrease in other assets of $7,122 which were offset by a decrease of $249,193 in expenses paid by an affiliate; a decrease in depreciation expense of $12,556; and a decrease of $158,317 in accounts payable and accrued liabilities.

     We received no cash from investing activities during the three months ended March 31, 2000, compared to net cash provided by investing activities of $623,983 during the three months ended March 31, 1999 all from principal payments received from others.

     We had no cash flows resulting from financing activities for either the three months ended March 31, 2000 or March 31, 1999.

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