Form 10-K
period 1998-12-31
TREASURE & EXHIBITS INTERNATIONAL INC
filed 2000-05-16
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                          Commission File No. 2-96366-A

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
               --------------------------------------------------
                (Name of registrant as specified in its charter)

             Florida                                      59-2483405
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

       2300 Glades Road, Suite 450, West Tower, Boca Raton, Florida 33431
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (561) 750-7200

Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------
                None                                      None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          ------------------------------
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                         Page
                                                                        -------

PART I

         ITEM 1.  BUSINESS...............................................   1
         ITEM 2.  PROPERTIES.............................................   2
         ITEM 3.  LEGAL PROCEEDINGS .....................................   3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS....................................   4

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS........................   4
         ITEM 6.  SELECTED FINANCIAL DATA................................   5
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS..........................................   6
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK......................................   8
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............   8
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...................................   8

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT.............................................   8
         ITEM 11. EXECUTIVE
                  COMPENSATION...........................................   9
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..................................  10
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS...........................................  12

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K....................................  13

SIGNATURES...............................................................  14

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

ITEM 1.  BUSINESS

     Incorporated in Florida on January 16, 1985, Treasure and Exhibits International, Inc. (the "Company"), formerly Vanderbilt Square Corporation, originally engaged in the business of equipment rental through our wholly owned subsidiary Hi-Tech Leasing, Inc. At that time we also provided management services to Corrections Services, Inc. ("CSI"). In July 1997, we sold our subsidiary to CSI and received 2,000,000 shares of CSI stock which were subsequently distributed to Company shareholders as dividends. Thereafter we entered a letter of intent to acquire an affiliated company, Michael's International Treasure Jewelry, Inc. ("Michaels"); and the Company and Michaels, as co-lessees, entered a lease purchase agreement with Seahawk Deep Ocean Technology, Inc. (and its partners, collectively "Seahawk") to acquire certain Treasure and artifacts (the "Artifacts") known as the Dry Tortugas Treasure. As a compliment to the proposed Michaels acquisition, on March 19, 1998, we exercised our option to purchase the Artifacts for $682,500 in cash, a $200,000 promissory note, and the issuance of 9,500,000 shares of our common stock, with certain put options attached. We borrowed the cash portion of this transaction, as well as the funds to pay off the $200,000 note, from our affiliate First
Capital Services, Inc. ("First Capital"). After completing a lengthy due diligence process, and the determination that Michaels' operations could not be audited, we abandoned the Michaels acquisition. On December 31, 1998, we sold a portion of the Artifacts to an unrelated third party purchaser in exchange for a $750,000 note receivable. Simultaneously, the purchaser entered into a credit arrangement with First Capital, who paid the Company the $750,000 and took a security interest in those pieces of the Artifacts purchased. The purchaser subsequently defaulted on its loan obligation to First Capital, who then accepted the pledged Artifacts in lieu of foreclosure.

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

Marketing

     Other than the short lived operations of the El Dorado Casino cruise ship and the operation of the adult gaming facility in 1999, we have not conducted any business nor marketed any operations. Union IPO has retained Market
Management International, a public relations firm located in Winter Park, Florida to provide marketing services. Union IPO's strategy of investing in, and developing promising union friendly technology growth companies includes the formation of an advisory board consisting of retired Union members, consultants and/or pension fund advisors. Union IPO plans for the advisory board to concentrate on private investments such as venture capital, startups, and real estate investments; and to use its union connections to form strategic alliances and to provide investment opportunities. Additionally, Union IPO relies on the efforts of our operating and executive management team who regularly contact union personnel and administrators of union venture capital.

     In the event that the Union IPO acquisition is not consummated, we will rely exclusively upon the efforts of Mr. Larry Schwartz, the Company President to seek and obtain other business opportunities.

Competition

     Following a closing of the acquisition of Union IPO, we will enter the general venture capital marketplace which is highly competitive. We consider CMGI, Inc. ("CMGI"), a Nasdaq 100 company, our largest competitor and exemplar in this field. Through its subsidiaries and/or affiliates, CMGI operates a strategic online investment firm, via its @Venture affiliates.

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

Employees

     On April 30, 1998, Edward Meyers resigned as our secretary and treasurer leaving only one employee, Mr. Larry Schwartz, serving as president. On January 4, 1999 we hired Mr. Lee Summers as chief executive officer; however he resigned from the Company's employ within five months, again leaving Mr. Schwartz as the Company's only employee. Mr. Schwartz serves as President and works on a part time basis. Upon consummation of the Union IPO acquisition, we will have two full time employees: Mr. Brian Murphy and his brother Mr. John Murphy to serve as President and Vice President respectively.

ITEM 2.  PROPERTIES

     During 1998, we maintained executive corporate offices at 2300 Glades Road, Suite 450 in Boca Raton, Florida, provided cost free from our affiliate First Capital. On December 7, 1998 we entered a one year lease for 15,000 square feet of office space and additional dockage for the casino boat. The lease provided for monthly payments of $12,000 plus $1.00 per every passenger in excess of 7,500. We vacated these premises in April 1999 and the landlord filed a lawsuit and obtained a default judgment for approximately $130,000.

     In 1999 we leased 1,866 square feet of office space in Boca Raton, Florida pursuant to a three year lease which provided for monthly payments of $2,307.50 for the first year; $29,074.50 for the second year and $30,532.84 for the third year. We vacated these premises in August 1999, and settled with the landlord for payment of current rents totaling approximately $9,000. We also acquired the leasehold pertaining to the adult gaming facility in Sunny Isles Beach Florida, which consisted of a 3000 square foot facility and monthly payments of $6,500 for a two year term. With the cessation of the casino business, we vacated the adult gaming premises, and the Boca Raton office space and ceased making lease payments in the end of 1999. Neither landlord has not made a claim for unpaid rent as of the date of this report. As of September 1999, we reestablished our offices at 2300 Glades Road, Suite 450 in Boca Raton, Florida, cost free from our affiliate First Capital.

     Union IPO maintains corporate offices at 11316 North Radner, Raleigh, North Carolina, which consists of 500 square feet, cost free from an affiliate. We believe the Union IPO property is adequate to support our current and anticipated operations.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1999, Odyssey Marine Exploration, Inc. ("Odyssey") obtained a default judgment against us in the approximate amount of $340,000 in connection with its claims that the Company allegedly had failed to honor the put options set forth in the Artifact purchase agreement. Thereafter Mr. Schwartz negotiated and personally guaranteed a forbearance agreement which provided that Odyssey would not execute on the judgment and would transfer its common stock of the Company to Mr. Schwartz provided that Mr. Schwartz and/or the Company make weekly payments of $25,000. After Mr. Schwartz paid approximately $100,000, we defaulted on the remainder of the weekly payments, and Mr. Schwartz and Odyssey reached a subsequent oral agreement which provides that Odyssey will keep all of its shares of the Company's common stock, provided such shares are free trading, in consideration of the sum of $45,000. Mr. Schwartz had agreed to pay this amount personally as he has already received 480,000 shares of the Company's common stock from Odyssey pursuant to the first forbearance agreement.

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

     In connection with the cessation of our casino ship operations, Merrill Stephens Dry Dock, Inc. sued us in the Dade County Circuit court for approximately $23,000 for services and materials allegedly provided in connection with the building of a platform for the ship. We have retained counsel to defend this matter and Mr. Schwartz has agreed to attempt to settle this matter with personal funds. Terminal Plaza, Inc. a dock facility in Dade County where we docked and loaded the ship has also sued us and obtained a default judgment in the approximate amount of approximately $130,000 for claims relating to a one year lease for office and dockage in Dade County. The lease provided for monthly payments of $12,000 plus $1.00 per passenger in excess of $7,500. We have entered into a verbal agreement to settle this matter for $15,000, which is subject to final documentation and which Mr. Schwartz has personally agreed to pay.

     In December 1998 we acquired the assets of an adult gaming facility in Sunny Isles Beach, Florida, along with an assignment of the lease facility in exchange for 1,500,000 shares of the Company's common stock and assumption of a $750,00 note payable to First Capital. We also entered into a verbal agreement with the seller to operate the facility on our behalf. We operated the adult gaming facility for a short time; and thereafter closed and vacated the facility upon determining that the business was not viable. First Capital accepted the gambling machines and related assets as settlement of amounts due under the $750,000 note. The seller claimed $100,000 for past due management fees for which we have reached a settlement agreement with the seller for $80,000. We have paid $25,000 of this amount and owe $55,000, which Mr. Schwartz has agreed to pay personally.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of 1998, a majority of shareholder interest consented to change the Company's name from Vanderbilt Square Corp. to Treasure and Exhibits International, Inc. No other matters were submitted to a vote of the security holders in 1998; however during the first quarter of 2000, a majority of shareholder interest consented to changing the Company's name to Union IPO, Inc. and increasing the authorized shares from 50,000,000 to 100,000,000.

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

                                             High    Low     High      Low
                                            ------  -----   ------    -----
Calendar Year 1998

         Fourth Quarter.................... $.25    $.03      .28       .06
         Third Quarter.....................  .12     .03      .16       .06
         Second Quarter....................  .18     .03      .21       .06
First Quarter..............................  .25     .12      .28       .18

Calendar Year 1997

         Fourth Quarter....................  .25     .18       .35      .20
         Third Quarter.....................  .38     .25       .40      .25
         Second Quarter....................  .30     .16       .35      .20
         First Quarter.....................  .33     .18       .40      .25

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

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's historical figures as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from its consolidated financial statements and related notes. The historical figures that follow are qualified by reference to our financial statements and the related notes thereto set forth herein.

                                                           Years ended December 31,
                                         ---------------------------------------------------------
                                          1994         1995         1996        1997         1998
                                         ------       ------       ------      ------       ------

Income Statement Data:
Revenues............................    $108,928     $99,710    $227,902     $144,283       $5,345
General and administrative expenses.     110,129      91,595     169,509      130,047      218,899
Net income (loss)...................       6,642       1,498      59,443       20,840     (999,146)
                                      ==========  ==========  ==========   ==========   ==========
Net income (loss) per share ........        $0.0        $0.0        $0.0         $0.0       $(0.04)
                                      ==========  ==========  ==========   ==========   ==========
Weighted average shares
   outstanding .....................  14,515,066  14,224,096  14,847,281   16,437,088   23,648,920
                                      ==========  ==========  ==========   ==========   ==========
Balance Sheet Data:
Total assets........................   1,004,085     920,910   1,063,919      195,938    3,471,597
Total liabilities...................      78,987      40,810      51,673       17,083    3,886,888

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

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Net revenues decreased by 96.3% from $144,283 for the year ended December 31, 1997 to $5,345 for the year ended December 31, 1998. Realized and unrealized gain in investments in marketable securities decreased by 96.9% from $111,578 in 1997 to $3,410 in 1998. The decrease in gain on investments was attributable to a decline in the market price and the distribution of our holdings in CSI to the Company's shareholders.

     General and administrative expenses. General and administrative expense increased by 68.3% from $130,047 in 1997 to $218,899 in 1998. The increase in general and administrative expenses was primarily attributable to costs incurred in connection with the creation of an infrastructure to manage the Company and the increased costs incurred in connection with operations.

     Losses from Continuing Operations. Losses from continuing operations totaled $503,554, for the year ended December 31, 1998, a decrease of $530,382 from income of $26,828 during 1997. This decrease is primarily attributable to increased general and administrative expenses relating to start up and leasing costs of a casino cruise ship, and acquisition of the adult gaming facility.

     Losses from Discontinued Operations. In 1998 we abandoned our intended acquisition of Michaels International Treasure Jewelry Inc., and sold a portion of the Artifacts for $750,000. The revenue and related costs are included in discontinued operations. Loss from discontinued operations totaled $495,592, net of income tax benefit of $290,000, for the year ending December 31, 1998, compared to a loss of $5,988 relating to the sale of our equipment leasing subsidiary Hi-Tech Leasing, Inc. As a result, we had a net loss of $999,146 in 1998 compared to net income of $20,840 realized in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Our revenues for the year ended December 31, 1997 were $144,283 as compared to $227,902 for the year ended December 31, 1996. The increase in revenues was caused primarily from an increase in income from sales of marketable equity securities.

     Operating expenses decreased to $130,047 for the year ended December 31, 1997 as compared to $169,509 at December 31, 1996. The difference between operating expenses at December 31, 1997 and December 31, 1996 was $39,462. The principal reason for the difference was the decrease in selling, general and administrative expenses. Net income for the year ended December 31, 1997 was $20,840 as compared to net income of $59,443 for the year ended December 31, 1996. The decrease of $38,603 for the year ended December 31, 1997 as compared to 1996 was principally due to a decrease in earnings from the sale of marketable equity securities.

Liquidity and Capital Resources

     At December 31, 1998, we had a working capital deficit of $3,115,791 and a cash balance of $1,544. This compares to working capital of $178,855 and a cash balance of $179,795 at December 31, 1997. At December 31, 1998, we had current assets of $771,097 as compared to $195,938 at December 31, 1997; total assets of $3,471,597 at December 31, 1998 as compared to $195,938 at December 31, 1997;
current and total liabilities of $3,886,888 at December 31, 1998 as compared to $17,083 at December 31, 1997; and a negative net worth of $415,291 at December 31, 1998 as compared to net worth of $178,855 at December 31, 1997. The increase in assets was principally due from the original purchase of the Artifacts and a note receivable of $750,000 resulting from the sale of a portion of the Artifacts, and the recording of net assets for discontinued operations.

     During the year ended December 31, 1998, we had a decrease in cash and cash equivalents of $178,251, from $179,795 to $1,544. This decrease in cash was principally due to start up costs incurred in connection with the acquisition of business operations. As a result of the loss incurred in 1998, operating activities used $321,001 in cash during 1998.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     At December 31, 1997, we had working capital of $178,855 and a cash balance of $179,795 as compared to $715,530 and a cash balance of $250,209 at December 31, 1996. At December 31, 1997, we had current assets of $195,938 as compared to current assets of $763,977 at December 31, 1996; total assets of $195,938 as compared to $1,063,919 at December 31, 1996; current liabilities of $17,083 as compared to $48,447 at December 31, 1996; total liabilities of $17,083 as compared to $51,673 at December 31, 1996 and a net worth of $178,855 at December 31, 1997 as compared to $1,012,246 at December 31, 1996. The decrease in current assets and working capital is primarily attributable to a decrease in investment in marketable trading securities. The decrease in net worth is attributable to the decrease in investment in marketable trading securities together with a decrease in investment in unconsolidated subsidiary. On August 28, 1997, we distributed substantially all of our investment in our affiliate CSI to the Company's shareholders on a .17 per one basis.

Subsequent Events

     Artifacts. Subsequent to March 19, 1999, substantially all of the outstanding shares issued pursuant to the Artifact purchase agreement were put to the Company at a per share price of $.17. As a result, the amount of $1,615,000 is reflected as a liability. Odyssey Marine Exploration, Inc. filed a lawsuit alleging our failure to comply with the purchase agreement and related put options. Thereafter Mr. Schwartz negotiated and personally guaranteed a forbearance agreement which provided that Odyssey would not execute on the judgment and would transfer its common stock of the Company to Mr. Schwartz provided that weekly payments of $25,000 were made. After paying approximately $100,000, we defaulted on the remainder of the weekly payments, and Mr. Schwartz and Odyssey reached a subsequent oral agreement which provides that Odyssey will keep all of its shares of the Company's common stock, provided such shares are free trading, and a payment of $45,000. Mr. Schwartz has agreed to pay this amount personally as he received 480,000 shares of the Company's common stock from Odyssey pursuant to the first forbearance agreement.

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

Compliance With Section 16(a) of Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. All of the filing requirements were satisfied on a timely basis in 1998. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the three years ended December 31, 1998 of each of the Company's most highly compensated executive officers.


                                                                                         Long Term
                                                    Annual Compensation                 Compensation
                                 ---------------------------------------------------  ----------------
                                                                     Other Annual          Stock
Name and Principal Position       Year   Salary ($)    Bonus ($)    Compensation ($)   Options (#)(2)
---------------------------      ------ ------------  -----------  -----------------  ----------------


Larry Schwartz..................  1998         0          0              (1)                0
  President                       1997         0          0              (1)                0

Lee Summers.....................  1998         0          0              (2)               (2)
  Executive Vice President

Norman Becker...................  1997     4,000          0           1,163                 0
  Former President                1996     4,000          0           3,338                 0

Diane Aquino....................  1997     7,500          0               0                 0
  Former Secretary and Treasurer  1996     7,500          0               0                 0


--------------------

(1) In 1997 and 1998, First Consolidated Financial Corp. earned $30,000 and $60,000 respectively in management fees pursuant to a written agreement with the Company. In 1998, Mr. Schwartz received 1,500,000 shares of the Company's common stock in connection with settlement of unpaid management fees owed to First Consolidated and for personally guaranteeing certain corporate obligations. Mr. Schwartz is both an officer and major shareholder of First Consolidated Financial Corp.
(2) The Company and Mr. Summer entered a three year employment contract commencing January 4, 1999 providing for annual compensation ranging from $100,000 to $150,000; immediate issuance of 100,000 shares of the Company's common stock and stock options at $.23 exercisable during the term of the employment contract. On June 4, 1999 Mr. Summers left the Company and in the fourth quarter of 1999, filed a law suit in the state circuit court of Palm Beach County, Florida claiming alleged back wages of $40,000. He has verbally agreed to accept 150,000 shares of the Company's common stock as settlement of his claims; however the settlement is subject to final documentation.

Compensation of Directors

     No additional compensation of any nature is paid to any directors.

Company Performance

     The following graph compares the cumulative total investor return on the Company's Common Stock for the five year period ended December 31, 1998 with an index consisting of returns from a peer group of companies, consisting of the Nasdaq Non-Financial Index (the "Nasdaq Non-Financial Index"), and The Nasdaq Stock Market Composite Index (the "Nasdaq Composite Index").

     The graph displayed below is presented in accordance with Securities and Exchange Commission requirements. Shareholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company's forecast of future financial performance.


                             Base Period     December   December   December   December   December
                           December 31 1993  31 1994    31 1995    31 1996    31 1997    31 1998
                           ----------------  --------   --------   --------   --------   ---------

Treasure & Exhibits              100          85.71      89.29     257.14     257.14        42.86
Nasdaq Composite Index           100            110        145        180        225          308
Nasdaq Non-Financial Index       100            105        140        170        200          290


   [GRAPH APPEARS AT THIS LOCATION DEPICTING THE FOLLOWING STOCK PERFORMANCE]


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

     Name and Address                     Amount and Nature of      Percent of
    of Beneficial Owner                  Beneficial Ownership (1)     Class
   ---------------------                --------------------------  ----------
Larry Schwartz (2)......................      4,154,824 (2)            14.3%
Seahawk Deep Ocean Technology, Inc.(3)..      2,802,084                 9.7%
All executive officers and directors
 as a group (1 persons)                       4,154,824                14.3%

----------------------

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

     Name and Address                       Amount and Nature of     Percent of
    of Beneficial Owner                   Beneficial Ownership (1)     Class
   ---------------------                 --------------------------  -----------
Larry Schwartz (2).........................     6,554,824 (2)            14.9%
Seahawk Deep Ocean Technology, Inc.(3).....     2,802,084                 6.4%
Brian Murphy (4)...........................     1,000,000                 2.3%
Tom Tedrow (5).............................     6,400,000 (5)            14.5%
All executive officers and directors
 as a group (1 persons)                         1,000,000                 2.3%

-----------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since 1997, we have leased executive offices, cost free from First Capital Services Corp., ("First Capital"), a company controlled by Mr. Larry Schwartz. We executed a management contract with First Consolidated Financial Corp. which provided for payment of $10,000 per month in fees for one year, automatically renewable unless terminated. We modified the agreement in 1998 to reduce the monthly fees to $5,000 per month. In 1997 and 1998, First Consolidated Financial Corp. earned $30,000 and $60,000 respectively in management fees.

     In connection with the proposed Michaels International Treasure Jewelry ("Michaels") acquisition, on March 19, 1998, we exercised our option to purchase Artifacts from Seahawk Deep Sea Technology, Inc., for $682,500 cash, a $200,000 promissory note, and the issuance of 9,500,000 shares of common stock, with certain put options attached. We borrowed the cash portion of this transaction, together with the funds necessary to repay the $200,00 promissory note, from our affiliate First Capital. On December 31, 1998, after abandoning the Michaels acquisition, we sold a portion of the Artifacts to an unrelated third party purchaser in exchange for a $750,000 note receivable. Simultaneously, the purchaser entered into a credit arrangement with First Capital, who paid the Company the $750,000 owed and took a security interest in those Artifacts purchased. The purchaser defaulted on its loan obligation to First Capital, who accepted the pledged Artifacts in lieu of foreclosure.

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

     Mr. Schwartz and First Capital have agreed to settle the following lawsuits on our behalf, including paying all incidental costs as well as settlement costs, conditioned upon closing the Union IPO acquisition:

     1. Litigation with Odyssey Marine Exploration, Inc. relating to claims regarding the purchase of the Artefacts and put options and its outstanding judgment of approximately $340,000 against us.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements:

          (i)  Report of Independent Auditor
          (ii) Consolidated Balance sheet as of December 31, 1998 and December 31, 1997
          (iii)Consolidated Statement of Operations for the three years ending December 31, 1998, 1997 and 1996
          (iv) Consolidated Statement of Shareholders equity for the three years ended December 31, 1998, 1997 and 1996
          (v) Consolidated Statement of Cash Flows for the three years ended December 31, 1998, 1997 and 1996
          (vi) Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules None

     (3)  Exhibits

          27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended December 31, 1998 we filed a report of Form 8-K of the lease purchase option for a casino cruise ship. We also reported the acquisition of the assets of American Consolidated Amusement in exchange for 1,500,000 shares of the Company's common stock and assumption of a note payable of $750,000.

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

Dated: May 16, 2000

           TREASURE AND EXHIBITS INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                          Page
                                                                         ------

Independent Auditor's Report.................................................F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997.................F-3

Consolidated Statements of Operations for the Years ended December
   31, 1998, 1997 and 1996...................................................F-4

Consolidated Statements of Stockholders' Equity for the Years ended
   December 31, 1998, 1997 and 1996..........................................F-5

Consolidated Statements of Cash Flows for the Years ended December 31,
   1998, 1997 and 1996.......................................................F-6

Notes to Consolidated Financial Statements...................................F-7

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                     ------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-1 - F-2
CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets                                                      F-3
   Statements of Operations                                            F-4
   Statements of Stockholders' Equity (Deficiency)                     F-5
   Statements of Cash Flows                                            F-6
   Notes to Financial Statements                                    F-7 - F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Treasure and Exhibits International, Inc.
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Treasure and Exhibits International, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Treasure and Exhibits International, Inc. as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                                             RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
April 18, 2000

Board of Directors and Shareholders
Treasure and Exhibits International, Inc.
Boca Raton, Florida


                          INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying consolidated balance sheet as of December 31, 1997 and the related statements of operations and stockholders' equity and cash flows for each of the two years ended December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treasure and Exhibits International, Inc. as of December 31, 1997 and the results of its operations and its cash flows for each of the two years ended December 31, 1997, in conformity with generally accepted accounting principles.




Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 9, 1998

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997




                           ASSETS
                                                              1998        1997
                                                             ------      ------
Current Assets:
    Cash and cash equivalents                               $ 1,544   $ 179,795
    Investments in marketable securities                     19,553      16,143
    Note receivable                                         750,000           -
                                                         ----------   ----------
      Total current assets                                  771,097     195,938

Property and Equipment                                    2,700,000           -

Other Assets                                                    500           -
                                                         ----------   ----------
                                                        $ 3,471,597   $ 195,938
                                                         ==========   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
    Accounts payable and accrued liabilities              $ 100,834    $ 17,083
    Notes and loans payable - related parties             2,171,054           -
    Estimated  liability related to put option            1,615,000           -
                                                         ----------   ----------
      Total current liabilities                           3,886,888      17,083
                                                         ----------   ----------
Commitments, Contingencies, Related Party Transactions
    and Subsequent Event                                          -           -

Stockholders' Equity (Deficiency):
    Common stock $.0001 par value, 50,000,000 shares
    authorized; 28,990,756 and 16,490,756 shares issued
    and outstanding                                           2,899       1,649
    Additional paid-in capital                            1,541,113   1,137,363
    Deficit                                              (1,959,303)   (960,157)
                                                         ----------   ----------
                                                           (415,291)    178,855
                                                         ----------   ----------
                                                        $ 3,471,597   $ 195,938
                                                         ==========   ==========

                 See notes to consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                             1998           1997           1996
                                                            ------         ------         ------

Revenue:
    Interest and dividend  income                          $ 1,935       $ 32,101       $ 39,424
    Realized and unrealized gain on investments
      in marketable securities                               3,410        111,578        187,493
    Direct finance lease income                                  -            604            985
                                                          ---------     ----------     ----------
                                                             5,345        144,283        227,902

General and Administrative Expenses                        218,899        130,047        169,509
                                                          ---------     ----------     ----------
Income (Loss) From Continuing Operations Before
    Other Income and Income Taxes                         (213,554)        14,236         58,393

Other Income:
    Equity in earnings of unconsolidated subsidiary              -              -         26,453
                                                          ---------     ----------     ----------
Income (Loss) From Continuing Operations Before
    Income Taxes                                          (213,554)        14,236         84,846

Income Tax (Expense) Benefit                              (290,000)        12,592        (25,403)
                                                          ---------     ----------     ----------
Income (Loss) From Continuing Operations                  (503,554)        26,828         59,443
                                                          ---------     ----------     ----------
Discontinued Operations:
    Loss from operations of discontinued operations,
      net of $290,000 income tax benefit                  (495,592)             -             -
    Loss on disposal of subsidiary                               -         (5,988)            -
                                                          ---------     ----------     ----------
                                                          (495,592)        (5,988)            -
                                                          ---------     ----------     ----------
Net Income (Loss)                                       $ (999,146)      $ 20,840      $ 59,443
                                                          =========     ==========     ==========
Net Income (Loss) Per Common Share - Basic
    and Diluted:
      Continuing operations                             $    (0.02)      $      -      $      -
      Discontinued operations                                (0.02)             -             -
                                                          ---------     ----------     ----------
Net Income (Loss)                                       $    (0.04)      $      -      $      -
                                                          =========     ==========     ==========
Weighted Average Number of Common Shares Outstanding    23,648,920     16,437,088    14,847,281
                                                        ===========    ===========   ============

                 See notes to consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                             Common Stock           Additional
                                                                     Paid-in                       Treasury
                                          Shares        Amount       Capital         Deficit        Stock          Total
                                         ---------     ---------   ------------     ---------      ---------      -------

Balance, December 31, 1995              13,935,850     $ 1,499      $ 970,557      $  (9,221)     $(82,735)     $ 880,100
                                                                                                                        -
Year Ended December 31, 1996:                                                                                           -
   Stock dividend                        1,499,156         150        166,806       (166,956)            -              -
   Purchase of treasury stock             (249,100)          -              -              -       (33,070)       (33,070)
   Sale of treasury stock                1,212,450           -              -              -       105,773        105,773
   Net income                                    -           -              -         59,443             -         59,443
                                       -------------   ---------   ------------   -----------     ---------    -----------
Balance, December 31, 1996              16,398,356       1,649      1,137,363       (116,734)      (10,032)     1,012,246

Year Ended December 31, 1997:
   Sale of treasury stock                   92,400           -              -              -        10,032         10,032
   Dividend distribution                         -           -              -       (864,263)            -       (864,263)
   Net income                                    -           -              -         20,840             -         20,840
                                       -------------   ---------   ------------   -----------     ---------    -----------
Balance, December 31, 1997              16,490,756       1,649      1,137,363       (960,157)            -        178,855

Year Ended December 31, 1998:
   Issuance of common stock to acquire:                                                                                 -
      Artifacts, net of put option       9,500,000         950           (950)             -             -              -
      Business                           1,500,000         150        202,350              -             -        202,500
   Stock issued for services             1,500,000         150        202,350              -             -        202,500
   Net loss                                      -           -              -       (999,146)            -       (999,146)
                                       -------------   ---------   ------------   -----------     ---------    -----------
Balance, December 31, 1998              28,990,756     $ 2,899    $ 1,541,113    $(1,959,303)        $   -     $ (415,291)
                                       =============   =========   ============   ===========     =========

                 See notes to consolidated financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              1998          1997         1996
                                                                             ------        ------       ------

Cash Flows from Operating Activities:
    Net income (loss)                                                      $(999,146)    $ 20,840      $ 59,443
    Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
         Expenses paid by affiliate on behalf of Company                     395,804            -             -
         Stock issued for services                                           202,500            -             -
         Deferred income taxes                                                     -      (11,564)       25,403
         Provision for bad debts                                                   -            -        74,000
         Realized and unrealized gain on sale of marketable securities        (3,410)    (105,950)     (243,081)
         Loss on sale of subsidiary                                                -        5,988             -
         Equity in earnings of unconsolidated subsidiary                           -            -       (26,453)
         Changes in operating assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                                     -        4,334        23,225
           Other assets                                                         (500)         143             -
         Increase (decrease) in:
           Accounts payable and accrued liabilities                           83,751      (23,026)        5,291
           Income taxes payable                                                    -        3,749        (9,741)
         Proceeds from sale of marketable securities                               -      245,107       728,716
         Purchases of marketable securities                                        -      (76,642)     (531,320)
                                                                           ----------    ---------     ---------
                Net cash provided by (used in) operating activities         (321,001)      62,979       105,483
                                                                           ----------    ---------     ---------
Cash Flows from Investing Activities:
    Loans and advances to:
      Affiliates                                                            (125,000)    (160,000)      (74,043)
      Other                                                                        -       (6,500)       (9,250)
    Principal payments received:
      Affiliates                                                             125,000      193,907        15,695
      Others                                                                       -       13,161        32,229
    Principal collections on direct financing leases                               -        2,272         3,379
    Proceeds from sale of unconsolidated subsidiaries                              -       44,511         4,753
    Investment in unconsolidated subsidiary                                        -     (220,744)      (18,119)
    Purchase of equipment                                                          -            -        (7,100)
                                                                           ----------    ---------     ---------
                Net cash used in investing activities                              -     (133,393)      (52,456)
                                                                           ----------    ---------     ---------
Cash Flows from Financing Activities:
    Proceeds from notes payable - affiliates                                 142,750            -             -
                                                                           ----------    ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents                        (178,251)     (70,414)       53,027

Cash and Cash Equivalents, Beginning                                         179,795      250,209       197,182
                                                                           ----------    ---------     ---------
Cash and Cash Equivalents, Ending                                            $ 1,544    $ 179,795     $ 250,209
                                                                           ==========    =========     =========
Cash Paid for Interest                                                       $ 3,333    $       -     $       -
                                                                           ==========    =========     =========

                 See notes to consolidated financial statements

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


     Principles of Consolidation

     These consolidated financial statements include results of operations of High Tech and Professional Programmers, Inc. until the dates of disposal (see Note 7). All significant intercompany transactions have been eliminated.

     Cash and Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of three months or less to be cash equivalents.

     Investments

     The  Company   classifies  its  investment   securities  in  one  of  three
     categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized costs, adjusted for the amortization or accretion of premiums and discounts. Investment securities at December 31, 1998 and 1997 consist of common stocks, which are classified as trading.

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

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company maintains deposit balances at financial institutions that, from time to time during the year, may exceed federally insured limits. The Company maintains its cash with a financial institution which the Company believes limits these risks. At December 31, 1998, the Company did not have deposits in excess of federally insured limits.

     Income Taxes

     The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 1998, 1997 and 1996 were not material.

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

     Net Income (Loss) Per Common Share

     Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted average shares outstanding. Diluted loss per common share has not been presented since in 1998, the effect of common share equivalents would be anti-dilutive, and in 1997 and 1996, the effect of the common share equivalents was not material.

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


NOTE 2.  SIGNIFICANT RISKS AND UNCERTAINTIES

     Going Concern Considerations

     The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.

     As reflected in the financial statements, the Company incurred a net loss of approximately $999,000 for the year ended December 31, 1998, and the financial position reflects a stockholders' deficiency of approximately $415,000 as of December 31, 1998. During 1999, the Company discontinued all of its business operations and surrendered all of its remaining assets to First Capital Services, Inc., (First Capital) an entity related by common control and ownership, in settlement of outstanding loans payable, in lieu of foreclosure.

     As discussed below, the Company is the defendant in several matters of pending litigation resulting from various components of the discontinued operations, the ultimate outcome of which is not presently susceptible to reasonable measurement or estimation.

     Management's plans with regard to these matters include the following:

     In January  2000,  the Company  entered  into a letter of intent to acquire
     100% of Union IPO Corporation ("Union IPO"), a Nevada corporation, in exchange for 15,000,000 shares of the Company's common stock. Union IPO is an investment firm targeting labor resources and union-based venture capital, and promoting union-friendly technology companies. In connection with the Union IPO acquisition, a majority of the stockholders has approved a name change to Union IPO, Inc.

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

     During the third quarter of 1998, the Company concluded that the planned acquisition of Michael's was not feasible and canceled the Letter of Intent. All costs incurred in connection with this proposed acquisition have been charged to operations in the accompanying financial statements.

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

     Subsequent to March 19, 1999, substantially all the outstanding shares pursuant to this agreement were put to the Company at a per share cost of $.17 (see Note 2). As a result of this action, the amount related to this put option ($1,615,000) has been reflected in the accompanying financial statements as a liability (estimated liability related to put option).

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

     The ship had its maiden voyage with customers in January 1999. During 1999, the Company was not able to operate the casino facility with positive cash flow and, as a result, was not able to comply with the terms of the lease; therefore, the lessor took possession of the boat.

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

     The Company entered into a verbal management agreement with the seller to operate the adult gaming complex on the Company's behalf in exchange for a fee. In 1999, the Company entered into a settlement agreement with the management company, whereby the Company was to pay $80,000 in full settlement of all obligations under the previous verbal agreement, and the management company was to vacate the premises. In September 1999, the Company paid $25,000 pursuant to this agreement; $55,000 remained unpaid.

     In December 1999, the Company determined that the adult gaming complex was not a viable business operation and closed the facility permanently.

     On December 15, 1999, the Company surrendered all remaining assets of the adult gaming complex to First Capital in settlement in lieu of foreclosure of all amounts due under the note payable assigned to the Company in the purchase.

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

     The following represents the summarized results of operations of the discontinued operations for the year ended December 31, 1998.

                 Revenue                                            $   750,000
                 Expenses                                             1,535,592
                                                                     -----------
                 Income tax benefit                                     290,000
                                                                     -----------
                 Loss from operations of discontinued operations    $  (495,592)
                                                                     ===========

NOTE 4.  RELATED PARTY TRANSACTIONS

     Related Party Loans

     The Company has secured financing for its operations primarily from the following two parties who are related to the Company by means of a common controlling stockholder:

                                                  Approximate Principal Balance,
                                                        December 31, 1998
                                                  ------------------------------
                First Capital Services, Inc.
                (First Capital)                            $1,882,000
                First Consolidated Financial Corp.
                (First Consolidated)                          289,000
                                                            ---------
                                                           $2,171,000
                                                            =========

     First Capital has provided primary financing with total outstanding loan amounts at December 31, 1998 of approximately $1,882,000. First Capital loaned funds to the Company pursuant to a master loan agreement for a maximum of $2,000,000, which provided for interest payable monthly at 12% and principal repayment on December 1, 2000. The loan was secured by all the Company's assets including the artifacts. In addition, the Company accepted assignment of a loan in the amount of $750,000 in connection with the purchase of the adult gaming complex. This note earned interest at 12%, payable monthly, with the principal due on February 16, 2000 and was owed to First Capital. This note was secured by all the assets of the adult gaming complex.

     Both of these notes were satisfied in full in December 1999 with the surrender of collateral in lieu of foreclosure.

     First Consolidated provided financing in the amount of $289,000 through December 31, 1998. First Consolidated is a major stockholder and is owned by the Company's Chief Executive Officer during 1998. The loan was due on demand, bears interest at 12% and is uncollateralized.

     Related Party Transactions

     The Company entered into the following transactions with various entities and individuals affiliated by virtue of common management or stock ownership:

                                                     1998      1997       1996
                                                     ----      ----       ----
         Consulting and professional fees          $30,000   $69,065    $43,525
         Office administration                           -    12,848     15,300
         Rent expense                                    -    12,600     16,200
         Interest expense                           98,692         -          -
         Loss on sale of subsidiary                      -     5,988          -
         Interest income - invested with affiliates      -    (3,849)         -

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

     Employment Agreement

     On January 4, 1999, the Company entered into an employment agreement with the Chief Executive Officer who also served as President/director. The agreement, which was for a three-year term, and provided for, among other things, annual compensation ranging from $100,000 to $150,000, customary employee benefits and twelve months severance upon termination. In addition, the agreement provides for the issuance of 200,000 shares of Company common stock and immediately vesting stock options to purchase Company common stock at $.23 per share. In June 1999, this employment agreement was terminated. The employee has filed litigation and is seeking damages.

NOTE 6.  MARKETABLE SECURITIES

                                                         1998           1997
                                                        ------         ------
           Cost                                        $40,180        $40,180
           Unrealized loss                             (20,627)       (24,037)
                                                       --------       --------
           Market value                                $19,553        $16,143
                                                       ========       ========

NOTE 7.  TRANSACTIONS WITH SUBSIDIARIES

     Investment In and Sale of Unconsolidated Subsidiary

     At December 31, 1996, the Company owned a 27.7% interest in Corrections Services, Inc. ("CSI"). The investment was accounted for using the equity method for recognizing income or loss from its investment.

     On July 28, 1997, the Company received 2,000,000 additional shares of CSI authorized, but previously unissued restricted Common Stock, in exchange for the sale of its entire investment in High-Tech Leasing, Inc. The estimated fair value of the common shares received amounted to $731,000. The Company reported a loss on the disposition of Hi-Tech Leasing, Inc. amounting to $5,988 as reflected in the accompanying consolidated statement of operations for the year ended December 31, 1997. The Company's earnings and cash flows reflect the operations of Hi-Tech Leasing, Inc. through July 28, 1997.

     On August 28, 1997, the Company distributed substantially all of its investment in CSI to the Company's stockholders. The Company's stockholders received .17 shares of CSI common stock for each share held. No fractional shares were issued and no cash was distributed in lieu of fractional shares. One full share of CSI common stock was distributed for each fractional share remaining. The distribution of CSI common stock was reflected as a dividend in the accompanying statement of stockholders' equity.

     CSI was affiliated to the Company during 1997 and 1996 through officers and directors and principal stockholders in common.

     Transfer of Wholly-Owned Subsidiary

     On September 30, 1997, the Company settled an obligation owing to Corrections Services, Inc., an affiliate, with the assignment of 100% of its investment interest in Professional Programmers, Inc., an inactive, wholly-owned subsidiary. The estimated fair value of the investment transferred amounted to $16,152.

NOTE 8.  PROPERTY AND EQUIPMENT
                                                                    1998
                                                                   ------
          Artifacts                                             $1,747,500
          Adult gaming facility                                    952,500
                                                                ----------
                                                                $2,700,000
                                                                ==========

     No depreciation has been provided, as these assets were not placed in service until 1999. All assets were surrendered in lieu of foreclosure as of December 31, 1999 in settlement of amounts owed to First Capital (see Notes 3 and 4).


NOTE 9.  INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

     A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                            1998       1997       1996
                                                                           ------     ------     ------

            Tax provision at the statutory rate                          $(368,000)  $  3,052    $24,078
            State income taxes, net of federal income tax                        -          -      1,325
            Benefit of net operating loss carryforward                           -    (15,644)         -
            Change in valuation allowance                                  368,000          -          -
                                                                         ----------  ---------  ---------
                                                                         $       -   $(12,592)   $25,403
                                                                         ==========  =========  =========


         The components of current tax expense (benefit) are as follows:
            Continuing operations                                        $ 290,000   $(12,592)   $25,403
            Discontinued operations                                       (290,000)         -         -
                                                                         ----------  ---------  ---------
               Income tax expense                                        $       -   $(12,592)   $25,403
                                                                         ==========  =========  =========

     The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                              1998        1997
                                                             ------      ------
             Net operating loss carryforward               $386,000    $ 16,000
             Allowance for market value of investments        7,000       9,000
             Less valuation allowance                      (393,000)    (25,000)
                                                           ---------    --------
                Net deferred tax asset                     $      -    $      -
                                                           =========    ========

     As of December 31, 1998, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established.

     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,044,000 which expire through 2018.

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