Form 10-Q
period 2000-06-30
TREASURE & EXHIBITS INTERNATIONAL INC
filed 2000-09-21
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 2-96366-A

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
              ----------------------------------------------------
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


              ---------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of September 15, 2000, 28,990,756 shares of Common Stock of the issuer were outstanding.

                       TREASURE AND EXHIBITS INTERNATIONAL

                                      INDEX



                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - June 30, 2000 and
           December 31, 1999..........................................        3

           Consolidated Statements of Operations - For the three
           months and six months ended June 30, 2000 and 1999.........        4

           Consolidated Statements of Cash Flows - For the six months
           ended June 30, 2000 and 1999...............................        5

           Notes to Consolidated Financial Statements.................        6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................        7

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................        9

SIGNATURES............................................................       10

Item 1 - Financial Statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,       December 31,
                                                        2000             1999
                                                     --------------  -----------------

ASSETS
Current Assets
Cash and cash equivalents                               $    5,233    $         4,095
Investment in marketable securities                              -              9,544
                                                     --------------  -----------------
Total current assets                                         5,233             13,639
Other assets
Total assets                                                 7,622              7,622
                                                     --------------  -----------------
LIABILITIES & STOCKHOLDERS EQUITY                       $   12,855      $      21,261
                                                     ==============  =================
Current liabilities:
Accounts payable and accrued liabilities                $  406,996       $    369,645
Notes and loans payable-related parties                    576,963            523,549
Estimated liability related to put option                1,044,407          1,044,407
                                                     --------------  -----------------
Total current liabilities                                2,028,366          1,937,601
Stockholders' Deficiency:
Common stock $.0001 par value, 50,000,000
authorized, 28,990,756 shares outstanding as of June
30, 2000 and December 31, 1999
Additional paid in capital                                   2,899              2,899
                                                         2,111,706          2,111,706
Accumulated deficit                                     (4,130,116)        (4,030,945)
                                                     --------------  -----------------
Total stockholders' equity                              (2,015,511)        (1,916,340)
                                                     --------------  -----------------
Total liabilities & stockholders' equity               $    12,855       $     21,261
                                                     ==============  =================

    The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended June 30,                 Six Months Ended June
                                                                                                    30,
                                            -----------------------------------     -------------------------------------
                                                 2000                1999                2000                 1999
                                            ---------------     ---------------     ----------------     ----------------


Revenue:
Interest and dividend income
Realized and unrealized gain on                     $  138               $ 221                $ 214                $ 465
investments in marketable securities

                                                    10,711                   -               10,711                    0
                                            ---------------     ---------------     ----------------     ----------------
Net revenues                                        10,849                 221               10,925                  465
General and administrative expenses
                                                    93,390             198,392              115,665              398,037
                                            ---------------     ---------------     ----------------     ----------------
Income (loss) from continuing operations
before income tax (expense) benefit
                                                  (82,541)           (198,171)            (104,740)            (397,572)
Income tax (expense) benefit                             -            (81,000)                5,569            (385,000)
                                            ---------------     ---------------     ----------------     ----------------
Net income (loss) from continuing
operations                                        (82,541)           (279,171)             (99,171)            (782,572)
Discontinued operations: (1999)
Loss from operations of discontinued
operations (net of tax benefit of
$181,000 and $385,000)
                                             $           -          $(137,000)                    -           $(655,000)
                                            ---------------     ---------------     ----------------     ----------------
Net income (loss)                                 (82,541)          $(416,171)             (99,171)          (1,437,572)
                                            ===============     ===============     ================     ================
Basic net income (loss) from continuing
operations per share                                     -              $(.01)                    -               $(.03)
                                            ===============     ===============     ================     ================
Basic income (loss) per share                            -              $(.01)                    -               $(.05)
                                            ===============     ===============     ================     ================
Weighted average shares outstanding
                                                28,990,756          28,990,756           28,990,756           28,990,756
                                            ===============     ===============     ================     ================


    The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended June 30,
                                                                 --------------------------------
                                                                    2000                 1999
                                                                 -------------        -----------

Cash Flows from operating activities:
Net income (loss)                                                  $ (99,171)       $ (1,437,572)
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by (used in) operating activities:
Expenses paid by affiliate on behalf of Company
Depreciation
Realized and unrealized gain on sale of marketable securities               -             271,267
Changes in operating assets and liabilities:                                -              25,523
(Increase) decrease in other assets
Increase (decrease) in accounts payable and accrued liabilities             -                   0

                                                                        9,544             (7,122)

                                                                       37,351             419,602
                                                                 -------------    ----------------
Net cash provided by (used in) operating activities                   (52,276)           (728,302)
                                                                 -------------    ----------------
Cash Flows from investing activities:
Loan advances to affiliates                                                 -      $            0
Principal payments received from others                                     -             750,000
                                                                 -------------    ----------------
Net cash provided by (used in) investing activities
                                                                            -             750,000
                                                                 -------------    ----------------
Cash Flows from financing activities:
Proceeds from notes payable - affiliates                               53,414              56,483
                                                                 -------------    ----------------
Net cash provided by (used in) financing activities
                                                                       53,414              56,483
                                                                 -------------    ----------------
Net (decrease) increase in cash and cash equivalents
                                                                        1,138              78,181
Cash & cash equivalents, as of beginning of period                      4,095               1,544
                                                                 -------------    ----------------
Cash & cash equivalents, as of end of period                         $  5,233         $    79,725
                                                                 =============    ================

   The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

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

Results Of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues. Net revenues increased $10,628, or 4,808% to $10,849 for the three months ended June 30, 2000 from $221 for the three months ended June 30, 1999. The increase is attributable to realized gains on investments in marketable securities for the three month period ended June 30, 2000 compared to no realized gain from investments in marketable securities during the same period in 1999 which was partially offset by a decrease of $83 in interest and dividend income from the three months ended June 30, 1999.

     General and Administrative Expenses. General and administrative expenses totaled $93,390 for the three months ended June 30, 2000 a decrease of $105,002 or 52.9% from $198,392 during the same period in the prior fiscal year. The decrease is attributable to a lack of expenses incurred in building the required infrastructure to open the gaming operations during the the three months ended June 30, 2000 which was partially offset by increased legal and accounting costs.

     Losses from continuing operations. Losses from continuing operations totaled $82,541 for the three months ended June 30, 2000 a decrease of $196,630 or 70.4% from $279,191 during the same period in 1999. This decrease is primarily attributable to increased revenues and to the absence of expenses incurred in building the required infrastructure to open the gaming operations which was partially offset by increased legal and accounting fees.

     Losses from discontinued operations. The Company had no losses from discontinued operations during the three months ended June 30, 2000. Losses from discontinued operations resulted from the shutting down of the casino operations and totaled $137,000 (net of a tax benefit of $181,000), for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues. For the six months ended June 30, 2000, net revenues increased $10,460 or 2,249.5%, to $10,925 as compared to total revenues of $465 for the six months ended June 30, 1999. The increase is attributable to earnings from realized gains on investments in marketable securities which was partially offset by a decrease in interest income of $251 or 54% to 214 from $465 in interest income for the six months ended June 30, 2000.

     General and Administrative Expenses. General and administrative expenses totaled $115,665 during the six months ended June 30, 2000 a decrease of $282,372 or 70.9% from $398,037 during the same period in the prior fiscal year. This decrease is primarily attributable to the absence during the six months ended June 30, 2000 of start up costs associated with the maiden voyage of our casino cruise ship and the acquisition of an adult gaming complex in Sunny Isles, Florida, as well as leasing costs to berth the ship which was partially offset by increased legal and accounting costs.

     Losses from continuing operations. Losses from continuing operations totaled $99,171 for the six months ended June 30, 2000, a decrease of $683,401 or 87.3% from $782,572 during the same period in 1999. This decrease is primarily attributable to the absence during the six months ended June 30, 2000 of start up costs associated with the maiden voyage of our casino cruise ship and the acquisition of an adult gaming complex in Sunny Isles, Florida, as well as leasing costs to berth the ship which was partially offset by increased legal and accounting costs.

     Losses from discontinued operations. The Company had no losses from discontinued operations for the six months ended June 30, 2000. Losses from discontinued operations for the six months ended June 30, 2000 resulted from the shutting down of the casino ship operations and totaled $655,000 (net of a tax benefit of $385,000).

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $5,233 and a deficit working capital of $2,023,133 at June 30, 2000 compared to a cash balance of $4,095 and a deficit in working capital of $1,923,962 at June 30, 1999.

     For the six months ended June 30, 2000 cash used in operating activities amounted totalled $52,276 as compared to cash used by operating activities of $728,302 for the corresponding period of the prior year. This change resulted primarily from a reduced net operating loss which was partially offset by the absence of expenses paid by affiliates. The absence of depreciation, a decrease in other assets and a reduced increase in accounts payable and accrued liabilities.

     Net cash provided by investing activities decreased to $0 during the six months ended June 30, 2000 from $750,000 used in investing activities during the six months ended June 30, 1999. This decrease is attributable to the payment of a $750,000 note related to the sale of artifacts during the six months ended June 30, 1999 and no comparable payment during the six months ended June 30, 2000.

     Net cash provided by financing activities decreased to $53,414 during the six months ended June 30, 2000 from $56,483 during the six months ended June 30, 1999. This decrease was attributable to reduced proceeds from the issuance of promissory notes.

     By December, 1999 the Company had ceased all operations and had defaulted on its master loan agreement with its affiliate, First Capital Services, Inc. ("First Capital"). At close of business of December 31, 1999, First Capital accepted the artifacts and gambling machines and related assets as settlement of amounts due under both the master loan agreement and the $750,000 note.

     The Company experienced significant net operating losses throughout its history. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or the borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

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

                                       TREASURE AND EXHIBITS
                                       INTERNATIONAL, INC.



                                       By: /s/ Brian Murphy
                                           --------------------------------
                                           Brian Murphy
                                           President, Chief Executive Officer
                                           and Chief Financial Officer
Dated:   September 21, 2000