Form 10-Q
period 2000-09-30
TREASURE & EXHIBITS INTERNATIONAL INC
filed 2000-11-13
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 2-96366-A

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
             -------------------------------------------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of November 1, 2000, 28,990,756 shares of Common Stock of the issuer were outstanding.

                       TREASURE AND EXHIBITS INTERNATIONAL

                                      INDEX



                                                                         Page
                                                                         Number
                                                                        --------

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - September 30, 2000
            and December 31, 1999...........................................3

            Consolidated Statements of Operations - For the three
            months and nine months ended September 30, 2000 and 1999........4

            Consolidated Statements of Cash Flows - For the nine
            months ended September 30, 2000 and 1999........................5

            Notes to Consolidated Financial Statements......................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................7

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K................................9

SIGNATURES.................................................................10

Item 1 - Financial Statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                                  BALANCE SHEET



                                                                    September 30,     December 31,
                                                                        2000             1999
                                                                   --------------    --------------

ASSETS
Current Assets
           Cash and cash equivalents                                 $    5,217      $         4,095
           Investment in marketable securities                                -                9,544
                                                                   -------------     ----------------

                    Total current assets                                  5,217               13,639

                    Other assets
           Total assets                                                   7,622                7,622
                                                                   -------------     ----------------

LIABILITIES & STOCKHOLDERS EQUITY                                    $   12,839        $      21,261
                                                                   =============     ================

Current liabilities:
           Accounts payable and accrued liabilities                  $  413,485        $     369,645
           Notes and loans payable-related parties                      576,963              523,549
           Estimated liability related to put option                  1,044,407            1,044,407
                                                                   -------------     ----------------

                    Total current liabilities                         2,034,855            1,937,601

                    Stockholders' Deficiency:
           Common stock $.0001 par value, 50,000,000 authorized,
           28,990,756 shares outstanding as of September 30, 2000
           and December 31, 1999                                          2,899                2,899
           Additional paid in capital                                 2,111,706            2,111,706
           Accumulated deficit                                       (4,136,621)          (4,030,945)
                                                                   -------------     ----------------

           Total stockholders' equity                                (2,022,016)          (1,916,340)
                                                                   -------------     ----------------

           Total liabilities & stockholders' equity                  $   12,839        $      21,261
                                                                   =============     ================


   The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended            Nine Months Ended
                                                 September 30,                   September
                                                                                     30,
                                              ----------------------       ----------------------

                                                 2000        1999            2000         1999
                                              -----------  ---------       ---------   -----------


           Revenue:
       Interest and dividend income                 74         80              288          545
       Realized and unrealized gain on
       investments in marketable securities          0          0                0       10,711
                                            ----------    ----------      ----------   -----------

       Net revenues                                 74         80           10,999          545

       General and administrative expenses       6,579    106,822          122,244      504,859
                                            ----------    ----------      ----------   ------------

           Income (loss) from continuing
           operations before income tax
           (expense) benefit                   (6,505)   (106,742)         (111,245)    (504,314)

           Income tax (expense) benefit             0     (39,000)            5,569     (424,000)
                                            ----------   -----------      -----------  ------------

           Net income (loss) from
           continuing operations               (6,505)   (145,742)         (105,676)    (928,314)

           Discontinued operations: (1999)
       Loss from operations of discontinued
       operations                                   0   $ (90,000)                0    $(745,000)
                                            ----------   -----------      -----------   -----------

           Net income (loss)                   (6,505)  $ 235,742          (105,676)  (1,673,314)
                                            ==========   ===========      ===========  =============

           Basic net income (loss) from
           continuing operations per share          0          0           $   (.01)        (.03)
                                            ==========   ===========      ===========  =============

           Basic income (loss) per share            0          0                 .01    $   (.06)
                                            ==========   ===========      ===========  =============

           Weighted average shares
           outstanding                     28,990,756   28,990,756        28,990,756   28,990,756
                                            ==========   ===========      ===========  =============

   The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended September 30,
                                                              ----------------------------------

                                                                  2000                  1999
                                                                ---------             --------


           Cash Flows from operating activities:
           Net income (loss)                                    $  (105,676)       $ (1,673,314)
           Adjustments to reconcile net income (loss) to net
       cash and cash equivalents provided by (used in)
       operating activities:
       Expenses paid by affiliate on behalf of Company                                  270,738
       Depreciation                                                                      38,512
       Realized and unrealized gain on sale of marketable
       securities                                                                             0
       Changes in operating assets and liabilities:
       (Increase) decrease in other assets                            9,544              (7,122)
       Increase (decrease) in accounts payable and accrued
       liabilities                                                   43,840             576,997
                                                                --------------    -------------------

           Net cash provided by (used in) operating activities      (52,292)           (794,189)
                                                                --------------    -------------------

           Cash Flows from investing activities:
           Loan advances to affiliates                            $       0          $        0
           Principal payments received from others                        0             750,000
                                                                --------------    -------------------

       Net cash provided by (used in) investing activities                0             750,000
                                                                --------------    -------------------

           Cash Flows from financing activities:
           Proceeds from notes payable - affiliates                  53,414             100,983
                                                                --------------    -------------------

       Net cash provided by (used in) financing activities           53,414             100,983
                                                                --------------    -------------------

           Net (decrease) increase in cash and cash equivalents       1,122              56,794

           Cash & cash equivalents, as of beginning of period         4,095               1,544
                                                                --------------    -------------------

           Cash & cash equivalents, as of end of period
                                                                  $  5,217            $  58,338
                                                                ==============    ===================


    The accompanying notes are an integral part of these financial statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

2.   SIGNIFICANT RISKS AND UNCERTAINTIES

     During 1999, the Company discontinued all of its business operations and surrendered all of its remaining assets to First Capital Services, Inc., an entity related by common control and ownership, in settlement of outstanding loans payable, in lieu of foreclosure. Additionally the Company is a defendant in numerous lawsuits, the outcome of which cannot be determined. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Item 2.Management's Discussion and Analysis Of Financial Condition And Results Of Operations

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

Results Of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues. Net revenues decreased $6 or 7.5% to $74 for the three months ended September 30, 2000 from $80 for the three months ended September 30, 1999. The decrease is attributable to a decrease of $6 in interest income from the three months ended September 30, 1999.

     General and Administrative Expenses. General and administrative expenses totaled $6,579 for the three months ended September 30, 2000 a decrease of $100,243 or 93.9% from $106,742 during the same period in the prior fiscal year. The decrease is attributable to a lack of expenses incurred in building the required infrastructure to open the gaming operations during the the three months ended September 30, 2000.

     Losses from continuing operations. Losses from continuing operations totaled $6,505 for the three months ended September 30, 2000 a decrease of $100,237 or 93.9% from $106,742 during the same period in 1999. This decrease is primarily attributable to the absence of expenses incurred in building the required infrastructure to open the gaming operations.

     Losses from discontinued operations. The Company had no losses from discontinued operations during the three months ended September 30, 2000. Losses from discontinued operations resulted from the shutting down of the casino operations and totaled $90,000 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues. For the nine months ended September 30, 2000, net revenues increased by $10,454 or 1,918.16% to $10,999 as compared to total revenues of $545 for the nine months ended September 30, 1999. The increase is attributable to earnings from realized gains on investments in marketable securities which was partially offset by a decrease in interest income.

     General and Administrative Expenses. General and administrative expenses totaled $122,244 during the nine months ended September 30, 2000 a decrease of $382,615 or 75.8% from $504,859 during the same period in the prior fiscal year. This decrease is primarily attributable to the absence during the nine months ended September 30, 2000 of start up costs associated with the maiden voyage of our casino cruise ship and the acquisition of an adult gaming complex in Sunny Isles, Florida, as well as leasing costs to berth the ship which was partially offset by increased legal and accounting costs.

     Losses from continuing operations. Losses from continuing operations totaled $111,245 for the nine months ended September 30, 2000, a decrease of $393,069 or 77.9% from $504,314 during the same period in 1999. This decrease is primarily attributable to the absence during the nine months ended September 30, 2000 of start up costs associated with the maiden voyage of our casino cruise ship and the acquisition of an adult gaming complex in Sunny Isles, Florida, as well as leasing costs to berth the ship which was partially offset by increased legal and accounting costs.

     Losses from discontinued operations. The Company had no losses from discontinued operations for the nine months ended September 30, 2000. Losses from discontinued operations for the nine months ended June 30, 1999 resulted from shutting down the casino ship operations and totaled $745,000.

     Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $5,217 and a deficit working capital of $2,022,016 at September 30, 2000 compared to a cash balance of $4,095 and a deficit in working capital of $1,916,340 at December 31, 1999.

     For the nine months ended September 30, 2000 cash used in operating activities amounted totalled $52,292 as compared to cash used by operating activities of $794,189 for the corresponding period of the prior year. This change resulted primarily from a reduced net operating loss which was partially offset by the absence of expenses paid by affiliates, the absence of depreciation, a decrease in other assets and a reduced increase in accounts payable and accrued liabilities.

     Net cash provided by investing activities decreased to $0 during the nine months ended September 30, 2000 from $750,000 used in investing activities during the nine months ended September 30, 1999. This decrease is attributable to the payment of a $750,000 note related to the sale of artifacts during the nine months ended September 30, 1999 and no comparable payment during the nine months ended September 30, 2000.

     Net cash provided by financing activities decreased to $53,414 during the nine months ended September 30, 2000 from $100,983 during the nine months ended September 30, 1999. This decrease was attributable to reduced proceeds from the issuance of promissory notes. As of December, 1999 the Company had ceased all operations and defaulted on its master loan agreement with its affiliate, First Capital Services, Inc. ("First Capital"). At close of business of December 31, 1999, First Capital accepted the artifacts and gambling machines and related assets as settlement of amounts due under both the master loan agreement and the $750,000 note.

     The Company has experienced significant net operating losses throughout its history. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or the borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

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

                                          TREASURE AND EXHIBITS
                                          INTERNATIONAL, INC.



                                           By: /s/ Brian Murphy
                                              -----------------------------
                                              Brian Murphy
                                              President, Chief Executive Officer
                                              and Chief Financial Officer
Dated: November ___, 2000