Form 10-K
period 2000-12-31
AFFINITY INTERNATIONAL MARKETING INC
filed 2001-05-17
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                          Commission File No. 2-96366-A

                     AFFINITY INTERNATIONAL MARKETING, INC.
                 -----------------------------------------------
                (Name of registrant as specified in its charter)

          Florida                                       59-2483405
-------------------------------           --------------------------------------
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

                          Common Stock, $.001 par value
                          ------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                      ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     28,990,756 shares of common stock of the Registrant were outstanding as of May 15, 2001. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the OTC Bulletin Board, was approximately $440,677.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I

         ITEM 1.      BUSINESS............................................    1
         ITEM 2.      PROPERTIES..........................................    1
         ITEM 3.      LEGAL PROCEEDINGS...................................    1
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS.............................................    2

PART II

         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS.....................    3
         ITEM 6.      SELECTED FINANCIAL DATA.............................    5
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS.......................................    5
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK...................................    7
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........    7
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE................................    8

PART III

         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT..........................................    9
         ITEM 11.     EXECUTIVE COMPENSATION..............................   10
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...............................   10
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS........................................   11

PART IV

         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K.................................   11

SIGNATURES

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

ITEM 1.  BUSINESS

     Incorporated in Florida on January 16, 1985, Affinity International Marketing, Inc. (the "Company"), formerly Treasure and Exhibits International, Inc. which was formerly Vanderbilt Square Corporation, originally engaged in the business of equipment rental through our wholly owned subsidiary Hi-Tech Leasing, Inc. At that time we also provided management services to Corrections Services, Inc. ("CSI"). In July 1997, we sold our subsidiary to CSI and received 2,000,000 shares of CSI stock which were subsequently distributed to Company shareholders as dividends. On September 10, 1997, we entered a letter of intent to acquire an affiliated company, Michael's International Treasure Jewelry, Inc. ("Michael's"); and shortly thereafter the Company and Michaels, as co-lessees, entered a lease purchase agreement with Seahawk Deep Ocean Technology, Inc. (and its partners, collectively "Seahawk") to acquire certain Treasure and artifacts (the "Artifacts") known as the Dry Tortugas Treasure. As a compliment to the proposed Michaels acquisition, on March 19, 1998, we exercised our option to purchase the Artifacts for $682,500 in cash, a $200,000 promissory note, and the issuance of 9,500,000 shares of our common stock, with certain put options attached. We borrowed the cash portion of this transaction, as well as the funds to pay off the $200,000 not, from our affiliate First Capital Services, Inc. ("First Capital"). After completing a lengthy due diligence process, and the determination that Michael's operations could not be audited, we abandoned the Michael's acquisition. On December 31, 1998, we sold a portion of the Artifacts to an unrelated third party purchaser in exchange for a $750,000 note receivable. Simultaneously, the purchaser entered into a credit arrangement with First Capital, who paid the Company the $750,000 and took a security interest in those pieces of the Artifacts purchased. The purchaser subsequently defaulted on its loan obligation to First Capital, who then accepted the pledged Artifacts in lieu of foreclosure.

     The Company has no operations and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to continue operations is contingent upon its ability to identify a prospective target business.

     In March 2001,  we changed our name to  Affinity  International  Marketing,
Inc.

Employees

     Mr. Kenneth De Fillipo is the Company's only employee.

ITEM 2.  PROPERTIES

     Since September 1999, we utilized offices at 2300 Glades Road, Suite 450 in Boca Raton, Florida, cost free from our affiliate First Capital.

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

     In connection with the cessation of our casino ship operations, Merrill Stephens Dry Dock, Inc. sued us in the Dade County Circuit Court for approximately $23,000 for services and materials allegedly provided in connection with the building of a platform for the ship. We have retained counsel to defend this matter and Mr. Schwartz has agreed to attempt to settle this matter with personal funds. Terminal Plaza, Inc. a dock facility in Dade County where we docked and loaded the ship has also sued us and obtained a default judgment in the approximate amount of approximately $130,000 for claims relating to a one year lease for office and dockage in Dade County. The lease provided for monthly payments of $12,000 plus $1.00 per passenger in excess of 7,500. We have entered into a verbal agreement to settle this matter for $15,000, which is subject to final documentation.

     In December 1998 we acquired the assets of an adult gaming facility in Sunny Isles Beach, Florida, along with an assignment of the lease facility in exchange for 1,500,000 shares of the Company's common stock and assumption of a $750,00 note payable to First Capital. We also entered into a verbal agreement with the seller to operate the facility on our behalf. We operated the adult gaming facility until October 1999; and thereafter closed and vacated the facility upon determining that the business was not viable. First Capital accepted the gambling machines and related assets as settlement of amounts due under the $750,000 note. The seller claimed $100,000 for past due management fees for which and we have reached a settlement agreement with the seller for $80,000. We have paid $25,000 of this amount and owe $55,000.

     During the last quarter of 1999, Mr. Lee Summers, the Company's former chief executive officer, sued us for alleged back wages in the approximate amount of $40,000 in the Palm Beach County State Circuit Court. We have reached an agreement to settle this matter for the issuance of approximately 150,000 shares of the Company's common stock. Although an agreement has been reached, the consideration has not been transfered.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock trades on the Over the Counter Market on the National Association of securities Dealers OTC Bulletin Board under the symbol "AIMI". The following table sets forth the high and low closing sales prices for the periods indicated.

                                                    High          Low
                                                   -------      --------

Calendar Year 2000

         Fourth Quarter.....................        $.17         .029
         Third Quarter......................         .27          .10
         Second Quarter.....................         .76        .1625
         First Quarter......................         .76         .135

Calendar Year 1999

         Fourth Quarter.....................        $.34         $.06
         Third Quarter......................         .43          .06
         Second Quarter.....................         .28          .09
         First Quarter......................         .38          .18

Calendar Year 1998

         Fourth Quarter.....................        $.28         $.03
         Third Quarter......................         .16          .03
         Second Quarter.....................         .21          .03
         First Quarter......................         .28          .12

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At May 15, 2001, the bid price of the Common Stock was $.02.

Holders

     As of May 15,  2001,  there  were  approximately  150  holders  of  record.
Additional shares of the Company's common stock are held by additional shareholders at brokerage firms and/or clearing houses. The Company therefore, was unable to determine the precise number of beneficial owners of common stock as of May 15, 2001.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Sales of Unregistered Securities

     In connection with our proposed acquisition of Michael's International Treasure Jewelry, Inc. ("Michael's"); the Company and Michaels, as co-lessees, entered a lease purchase agreement with Seahawk Deep Ocean Technology, Inc. (and its partners, collectively "Seahawk") to acquire certain Treasure and artifacts (the "Artifacts") known as the Dry Tortugas Treasure. On March 19, 1998, we exercised our option to purchase the Artifacts for $682,500 cash, a $200,000 promissory note, and the issuance of 9,500,000 shares of common stock to Seahawk, with certain put options attached.

     On July 24, 1998, First Consolidated Financial Corp. ("First Consolidated"), a closely held Florida corporation under common control with the Company acquired 2,876,429 shares of restricted common stock of the Company from Seahawk Deep Ocean Technology, Inc., a Colorado corporation which acquired the shares as part of the consideration paid by the Company for the acquisition of the Artifacts on or about March 19, 1998. Pursuant to the terms of the stock purchase agreement, First Consolidated paid $450,677 to acquire the common stock from Seahawk. First Consolidated paid approximately 40% at closing and the balance by installment payments. First Consolidated's director and chief executive officer is Mr. Larry Schwartz, who is a former president of the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's historical figures as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from its consolidated financial statements and related notes. The historical figures that follow are qualified by reference to our financial statements and the related notes thereto set forth herein.


                                                       Years ended December 31,
                                     ----------------------------------------------------------
                                       1996        1997        1998        1999          2000
                                     --------    --------    --------     -------       -------

Income Statement Data:
Revenues............................  $ 227,902    $ 144,283          -           -             -
General and Administrative Expenses.    169,509      130,047   218,899     598,723       73,710
Net income (loss)...................     59,443       20,840  (999,146) (2,071,642)      (73,710)
Net income (loss) per share.........      $ 0.0        $ 0.0    $ (.04)     $ (.07)       $ (.00)
Weighted average shares
   outstanding...................... 14,847,281   16,437,088 23,648,920  28,990,756    28,990,756

Balance Sheet Data:
Total assets........................  1,063,919      195,938  3,471,597      21,261        18,886
Total liabilities...................     51,673       17,083  3,886,888   1,937,601     2,008,936


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 7 of this Form 10-K.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Net revenues were $0 for the year ended December 31, 1999 compared to $0 for the year ended December 31, 2000. Realized and unrealized gain in investments in marketable securities was $0 for the year ended December 31, 2000 compared to a loss of $(10,009) for the year ended December 31, 19999.

     General and administrative expenses. General and administrative expense decreased by 88% from $598,723 for the year ended December 31, 1999 to $73,710 for the year ended December 3,1 2000. The decrease in general and administrative expenses was primarily attributable to the absence of start-up costs associated with the maiden voyage of our casino cruise ship and the acquisition of an adult gaming complex in Sunny Isles, Florida, as well as leasing costs to berth the ship which was partially offset by increased legal and accounting fees.

     Losses from Continuing Operations. Losses from continuing operations totaled $(73,710), for the year ended December 31, 2000, as compared to losses of $(598,923) for the year ended December 31, 1999. This decrease is primarily attributable to the absence of start-up costs associated with the maiden voyage of our casino cruise ship and the acquisition of an adult gaming complex in Sunny Isles, Florida, as well as leasing costs to berth the ship which was partially offset by increased legal and accounting fees.

     Losses from Discontinued Operations. In 2000 we had no losses from discontinued operations. In 1999 we ceased operations related to the casino operations, and sold a portion of the Artifacts for $750,000. The revenue and related costs are included in discontinued operations. Loss from discontinued operations totaled $(1,281,983) for the year ending December 31, 1999, compared to a loss of $0. As a result, we had a net loss of $(2,071,642) for the year ended December 31, 1999 compared to a net loss of $(73,710) realized in 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Revenues were $0 for both the year ended December 31, 1998 and for the year ended December 31, 1999. Realized and unrealized gain in investments in marketable securities decreased by 393.5% from $3,410 for the year ended December 31, 1998 to a loss of $10,009 for the year ended December 31, 1999. The loss on investments was attributable to a decline in the market price.

     General and administrative expenses. General and administrative expense increased by $379,824 or 173.5% from $218,899 in 1998 to $598,723 in 1999. The increase in general and administrative expenses was primarily attributable to increased costs incurred in connection with operations of the casino cruise ship and land based casino.

     Losses from Continuing Operations. Losses from continuing operations totaled $(1,149,176), for the year ended December 31, 1999, an increase of $645,622 or 184.8% from losses of $(503,554) during 1998. This increase is primarily attributable to increased interest expense and salary expense.

     Losses from Discontinued Operations. In 1998 we abandoned our intended acquisition of Michael's International Treasure Jewelry Inc., and began to liquidate our investment of Artifacts. In 1999 we ceased operations related to the casino operations, and sold a portion of the Artifacts for $750,000. The revenue and related costs are included in discontinued operations. Losses from discontinued operations totaled $1,281,983 for the year ending December 31, 1999, compared to losses of $785,592 for the year ended December 31, 1998. The losses in 1999 are attributable to revenues of $287,000 which were offset by: direct costs of $64,000; maintenance charges for the cruise ship of $77,000; lease and berth space costs of $379,000 and accounting for a default judgment of $130,000 pursuant to claims relating to berthing space of our casino ship; settlement of a lawsuit involving claims for outstanding management fees relating to the operation of the adult gaming facility in the amount of $80,000; wages and subcontracting fees of $391,000; payroll tax of $34,000; marketing costs of $85,000; and depreciation of $39,000; and other miscellaneous costs of $289,000. During the year ended December 31, 1999, we also had a loss on disposal of discontinued operations of $(181,483). We recorded an income tax benefit of $541,000 in connection with losses from discontinued operations. As a result, we had a net loss of $(2,071,642) for the year ended December 31, 1999 compared to a loss of $(999,146) for the year ended December 31, 1998.

Liquidity and Capital Resources

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     At December 31, 2000, we had a working capital deficit of $(1,997,672) and a cash balance of $11,264. This compares to a working capital deficit of $(1,923,962) and a cash balance of $4,095 at December 31, 1999. At December 31, 2000, we had current assets of $11,264 as compared to $13,639 at December 31, 1999; total assets of $18,886 at December 31, 2000 as compared to $21,261 at December 31, 1999; current and total liabilities of $2,008,936 at December 31, 2000 as compared to $1,973,601 at December 31, 1999; a negative net worth of $(1,990,050) at December 31, 2000 as compared to a negative net worth of $(1,916,340) at December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

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

Subsequent Events

     In March 2001,  we changed our name to  Affinity  International  Marketing,
Inc.

Year 2000 Issue

     We experienced no material failures and incurred no material costs or losses as a result of the Year 2000 Issue.

Impact of Inflation

     Inflation has not been a major factor in our businesses since inception. There can be no assurances that this will continue.

Certain Factors Affecting Future Operating Results

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. We believe that in order to commence active operations, we must acquire an operating company. We will continue to look for potential business opportunities; however we are solely dependent upon the efforts of our chief executive officer in this area. We have only limited funds available to aid in the search of a business opportunity and there can be no assurance that we will raise additional capital to enable us to acquire a suitable potential business opportunity, or that we will ever acquire such business opportunity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Malone & Bailey, PLLC, appear beginning on page F-1 of this report. See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 10, 2001, the client-auditor relationship between the Company and Rachlin, Cohen & Holtz LLP ("RCH") ceased.

     To the knowledge of the Company's current Board of Directors, RCH's report of the financial statements of the Registrant for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report contained an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern.

     During the Company's two most recent fiscal years and the subsequent interim period preceding the termination of the client-auditor relationship on April 10, 2001, to the knowledge of the Registrant's current Board of Directors, there were no disagreements with RCH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RCH, would have caused RCH to make reference to the subject matter of the disagreements in connection with their audit report with respect to financial statements of the Company.

     On April 4, 2001, the Company received a letter from RCH regarding a review of its quarterly statements. The Board of Directors has acted on this matter and the statements have now been reviewed by an independent accounting firm.

     To the knowledge of the Registrant's current Board of Directors, during the Registrant's two most recent fiscal years there was no disagreement or difference of opinion with RCH regarding any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

         Name                   Age              Position
     --------------            ------           --------------
     Kenneth A. De Fillipo       61     Chairman and Chief Executive Officer
     Nick Bollettieri            69     Director

     All officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.

     Kenneth A De Fillipo. Mr. De Fillipo has served as Chairman and Chief Executive Officer of the Company since January 2001. Since 1994, Mr. De Fillipo has served as Councilman/Vice Mayor of the City of North Miami Beach. Mr. De Fillipo attended the University of Houston.

     Nick Bollettieri. Mr. Bollettieri has served as Director of the Company since February 2001. Mr. Bollettieri founded and has served as President of the Nick Bollettieri Tennis Academy since 1978. The Nick Bollettieri Tennis Academy is a full-time tennis boarding school dedicated to preparing students for college within an environment that combines intense tennis training with a specially designed academic curriculum. Mr. Bollettieri has been listed as one of the most influential people in tennis by various publications including Tennis Magazine, The Sporting Life, and the Sarasota Herald Tribune. Mr. Bollettieri has received many awards for his accomplishments and community service and has been the keynote speaker at a variety of events. Mr. Bollettieri is world renowned for his involvement with players such as Andre Agassi, Jim Courier, Monica Seles, Boris Becker, Martina Hingis, Anna Kournikova and the Williams Sisters.

Compliance With Section 16(a) of Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. All of the filing requirements were satisfied on a timely basis in 2000. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning cash and non-cash compensation paid or accrued for services to the Company is Chief Executive Officer during the three years ended December 31, 2000 of each of the Company's most highly compensated executive officers.


                                                                                       Long Term
                                         Annual Compensation                         Compensation
                                                                  Other Annual          Stock
Name and Principal Position     Year    Salary ($)   Bonus ($)   Compensation ($)   Options (#)(1)
----------------------------   ------   ----------  -----------  ----------------   ---------------

Lee Summers.................    1999        0           0              (1)                 (1)
  Chief Executive Officer...    1998        0           0              (1)                 (1)


----------------

(1) The Company and Mr. Summer entered into a three year employment contract commencing January 4, 1999 providing for annual compensation ranging from $100,000 to $150,000; immediate issuance of 100,000 shares of the Company's common stock and stock options at $.23 exercisable during the term of the employment contract. On June 4, 1999 Mr. Summers left the Company and in the fourth quarter of 1999, filed a law suit in the state circuit court of Palm Beach County, Florida claiming alleged back wages of $40,000. He has verbally agreed to accept 150,000 shares of the Company's common stock as settlement of his claims; however the settlement is subject to final documentation.

Compensation of Directors

     No additional compensation of any nature is paid to any directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table is furnished as of May 15, 2001, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

 Name and Address                          Amount and Nature of
 of Beneficial Owner                      Beneficial Ownership (1)   Percent of Class
 --------------------                     ------------------------   -----------------

Kenneth A. De Fillipo (2)................                 -                    *
Nick Bollettieri (2).....................                 -                    *
Larry Schwartz (2)(3)....................     4,154,824 (2)                14.3%
Seahawk Deep Ocean Technology, Inc.(4)...         2,802,084                 9.7%
All executive officers and directors.....
         as a group (2 persons)..........                 -                    *

---------------
*     Less than one percent

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them subject to community property laws, where applicable, and the information contained in the footnotes to the table.
(2)  Business address is 2300 Glades Road, Boca Raton, Florida 33431
(3) Includes 2,174,824 shares owned by First Consolidated Financial Corp., which is owned and controlled by Mr. Schwartz.
(4)  Address is 5102 S. Westshore Blvd., Tampa, Florida 33611.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has secured financing for its operations primarily from First Capital Services, Inc. and First Consolidated Financial Corp. which are related to the Company by means of a common controlling stockholder.

First Capital has provided primary financing with total outstanding loan amounts of approximately $2,135,000. First Capital loaned funds to the Company pursuant to a master loan agreement for a maximum of $2,000,000, which provided for interest payable monthly at 12% and principal repayment on December 1, 2000. The loan was secured by all of the Company's assets including the artifacts. In addition, the Company accepted assignment of a loan in the amount of $750,000 in connection with the purchase of the adult gaming complex. This note earned interest at 12%, payable monthly, with the principal due on February 16, 2000 and was owed to First Capital. This note was secured by all the assets of the adult gaming complex.

Both of these notes were satisfied in full, including unpaid interest of approximately $350,000 in December 1999, with the surrender of collateral in lieu of foreclosure.

First Consolidated provided financing in the amount of approximately $501,000 through December 31, 2000. First Consolidated is a major stockholder and is owned by Larry Schwartz. The loan is due on demand, bears interest at 12% and is uncollateralized.

The Company entered into transactions with various entities and individuals affiliated by virtue of their position with the Company or stock ownership which resulted in expenses to the Company as follows: consulting and professional fees of $227,500 during 1999 and $30,000 during 1998; interest expense of $60,000 in 2000, $323,109 in 1999 and $98,692 during 1998; and management fees of $80,000 during 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements:

          (i)  Report of Independent Auditors
          (ii) Consolidated Balance sheet as of December 31, 2000 and December 31, 1999
          (iii)Consolidated Statement of Operations for the three years ending December 31, 2000, 1999 and 1998
          (iv) Consolidated Statement of Shareholders equity for the three years ended December 31, 2000, 1999 and 1998
          (v) Consolidated Statement of Cash Flows for the three years ended December 31, 2000, 1999 and 1998
          (vi) Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

         None

     (3)  Exhibits

         None.

     (b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AFFINITY INTERNATIONAL MARKETING, INC.


                                By: /s/ Kenneth De Fillipo
                                    --------------------------------------------
                                    Kenneth De Fillipo
                                    Chairman and Chief Executive Officer


Dated: May 17, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf or the registrant and in the capacities and or the duties indicated.

    Signature                 Title                                  Date

/s/ Kenneth De Fillipo      Chairman and Chief Executive Officer   May 17, 2001
-----------------------
Kenneth De Fillipo


/s/ Nick Bollettieri        Director                               May 17, 2001
-----------------------
Nick Bollettieri

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Affinity International Marketing, Inc.

We have  audited  the  accompanying  balance  sheet  of  Affinity  International
Marketing, Inc. (formerly Treasure and Exhibits International, Inc.) as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affinity International Marketing, Inc. (formerly Treasure and Exhibits International, Inc.) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is subject to certain significant risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these significant risks and uncertainties.


/s/ Malone & Bailey, PLLC
Houston, Texas

May 15,  2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Treasure and Exhibits International, Inc.
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of Treasure and Exhibits International, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                                 RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
April 18, 2000

                     AFFINITY INTERNATIONAL MARKETING, INC.
              (formerly Treasure and Exhibits International, Inc.)
                                  BALANCE SHEET
                                December 31, 2000

                                                  December 31,     December 31,
                                                     2000             1999
                                               ----------------  ---------------
ASSETS

Current assets:
  Cash                                         $       11,264         $ 4,095
  Investments                                               -           9,544
                                               ----------------  --------------
       Total current assets                            11,264          13,639

Other                                                   7,622           7,622
                                               ----------------  --------------
                                                      $18,886         $21,261
                                               ================  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses            $ 384,145        $ 369,645
  Notes payable - shareholder                        580,384          523,549
  Put option liability                             1,044,407        1,044,407
                                              ---------------- ----------------
       Total current liabilities                   2,008,936        1,937,601
                                              ---------------- ----------------

Commitments and contingencies                              -                -

Stockholders' Deficit:
    Common stock, $.0001 par value;
    50,000,000 shares authorized: 28,990,756
    shares issued and outstanding                      2,899            2,899
  Additional paid-in capital                       2,111,706        2,111,706
    Accumulated deficit                          (4,104,655)      (4,030,945)
                                              ---------------- ----------------
       Stockholders' Deficit                     (1,990,050)      (1,916,340)
                                              ---------------- ----------------
                                                     $18,886          $21,261
                                              ================ ================




     See accompanying summary of accounting policies and notes to financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
              (formerly Treasure and Exhibits International, Inc.)
                            STATEMENTS OF OPERATIONS



                                                                For the Years Ended
                                                                    December 31,
                                                   ------------------------------------------------
                                                      2000             1999              1998
                                                   -------------    -------------    --------------

Revenues                                        $             -  $             -  $              -
Costs of revenue                                              -                -                 -
                                                   -------------    -------------    --------------
Gross margin                                                  -                -                 -
                                                   -------------    -------------    --------------

General and administrative                               73,710          598,723           218,899
                                                                                     --------------
                                                   -------------    -------------
Loss from continuing operations
                                                       (73,710)        (598,723)         (218,899)
Other income (expense):
  Realized and unrealized
  Gain (loss) on investments                                  -         (10,009)             3,410
  Interest and dividend
  Income                                                      -              556             1,935
                                                   -------------    -------------    --------------
Loss before discontinued operations
                                                       (73,710)        (608,176)         (213,554)
                                                   -------------    -------------    --------------
Discontinued operations:
Loss on disposal of discontinued operations
                                                              -        (181,483)                 -
Loss from operations of discontinued
operations                                                    -      (1,281,983)         (785,592)
                                                   -------------    -------------    --------------
                                                              -      (1,463,466)         (785,592)
                                                   -------------    -------------    --------------

Net Loss                                        $      (73,710)  $   (2,071,642)  $      (999,146)
                                                   =============    =============    ==============

Loss per share:
  Continuing operations                                $ (0.00)         $ (0.02)          $ (0.01)
  Discontinued operations                                     -           (0.05)            (0.03)
                                                   -------------    -------------    --------------
                                                       $ (0.00)         $ (0.07)          $ (0.04)
                                                   =============    =============    ==============

Weighted average shares outstanding:
                                                   28,990,756       28,990,756        23,648,920



     See accompanying summary of accounting policies and notes to financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
              (formerly Treasure and Exhibits International, Inc.)
                       STATEMENTS OF STOCKHOLDERS' DEFCIT



                                       Common stock

                              ----------------------------    Additional       Accumulated
                                 Shares          Amount     paid-in capital     Deficit            Total
                              -------------- ------------- ----------------- -----------------   -----------

Balance at December 31, 1997
                               16,490,756        $1,649       $ 1,137,363        $(960,157)        $ 178,855
Stock issued for artifacts,
net of put option
                                9,500,000           950             (950)                 -                -
Stock issued for business
                                1,500,000           150           202,350                 -          202,500
Stock issued for services
                                1,500,000           150           202,350                 -          202,500
Net loss                                -             -                 -         (999,146)        (999,146)
                              ------------ ------------- ----------------- -----------------   -------------
Balance at December 31, 1998
                               28,990,756         2,899         1,541,113       (1,959,303)        (415,291)
Put option waived                       -             -           570,593                 -          570,593
Net loss                                -             -                 -       (2,071,642)      (2,071,642)
                              ------------ ------------- ----------------- -----------------   -------------
Balance at December 31, 1999
                               28,990,756         2,899         2,111,706       (4,030,945)      (1,916,340)
Net loss                                -             -                 -          (73,710)         (73,710)
                              ------------ ------------- ----------------- -----------------   -------------
Balance at December 31, 2000                                                                    $(1,990,050)
                               28,990,756       $ 2,899       $ 2,111,706      $(4,104,655)
                              ============ ============= ================= =================   =============


      See accompanying summary of accounting polices and notes to financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
              (formerly Treasure and Exhibits International, Inc.)
                            STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended
                                                                    December 31,
                                                    -----------------------------------------
                                                       2000           1999           1998
                                                    ----------    -------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (73,710)   $(2,071,642)      $(999,146)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Expenses paid by affiliate                               -        887,510         395,804
    Depreciation and amortization                            -         51,502               -
    Stock issued for services                                -              -         202,500
    Realized and unrealized (gain) loss on sale
    of marketable securities
                                                         9,544         10,009         (3,410)
    Changes in assets and liabilities:
    Other assets                                             -        (7,122)           (500)
    Accounts payable and accrued expenses
                                                        14,500        268,811          83,751
                                                    ------------  -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES
                                                       (49,666)      (860,932)       (321,001)
                                                    ------------  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITES
    Principal payments received                              -        750,000
    Principal payments received affiliates
                                                             -              -         125,000
    Loans and advances to
    Affiliates                                               -              -       (125,000)
                                                    ------------  -------------   -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES
                                                             -        750,000               -
                                                    ------------  -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from notes payable - affiliates
                                                        56,835        113,483         142,750
                                                    ------------  -------------   -------------

NET INCREASE (DECREASE) IN CASH                          7,169          2,551       (178,251)
Cash, beginning of period                                4,095          1,544         179,795
                                                    ------------  -------------   -------------
Cash, end of period                                   $ 11,264        $ 4,095          $1,544
                                                    ============  =============   =============

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $      -        $     -          $3,333


     See accompanying summary of accounting policies and notes to financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
              (formerly Treasure and Exhibits International, Inc.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The Company was organized as Vanderbuilt Square Corp. under the laws of the State of Florida on January 16, 1985. On February 10, 1998, the name of the Company was changed to Treasure and Exhibits International, Inc. In March 2001, the Company changed its name to Affinity International Marketing, Inc.

The Company currently has no operations and plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

Reclassifications

Certain items presented during the year ended December 31, 1999 and 1998 have been reclassified to conform with the presentation for the year ended December 31, 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives of the assets.

Impairment of long-lived assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Income taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by dividing the net loss, by the weighted average number of common shares outstanding plus potential dilutive securities. The potential dilutive securities had an anti-dilutive effect for all years shown.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.

As reflected in the consolidated financial statements, the Company incurred net losses of approximately $73,000, $2,071,000 and $999,000 in 2000, 1999 and 1998,
and the financial position reflects a stockholders' deficiency of approximately $1,990,000 as of December 31, 2000.

Currently the Company has no operations. During 1999, the Company discontinued all of its business operations and surrendered all of its remaining assets to First Capital Services, Inc., (First Capital) an entity related by common control and ownership, in settlement of outstanding loans payable, in lieu of foreclosure.

As discussed below, the Company is the defendant in several matters of pending litigation resulting from various components of the discontinued operations, the ultimate outcome of which is not presently susceptible to reasonable measurement or estimation.

Management's plans with regard to these matters include:

Management plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

The Company is involved in several matters of pending litigation as follows:

In October 1999, Odyssey Marine Exploration, Inc. ("Odyssey") obtained a default judgment against the Company in the approximate amount of $340,000 in connection with its claims that the Company allegedly had failed to recognize the put options set forth in the Artifact purchase agreement (see Note 3). Thereafter, the former president ("President") of the Company negotiated and personally guaranteed a forbearance agreement which provided that Odyssey would not execute on the judgment and would transfer their common stock of the Company to the President provided that the President and/or the Company made weekly payments of $25,000. After the President paid approximately $100,000, the Company defaulted on the remainder of the weekly payments, and the President and Odyssey reached a subsequent oral agreement which provided that Odyssey keep all of its shares of the Company's common stock, provided such shares are free trading, in consideration of the sum of $45,000. The President had agreed to pay this amount personally as he had already received 480,000 shares of the Company's common stock from Odyssey pursuant to the first forbearance agreement.

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

In March 2000, the Company was named as a defendant in litigation filed by an entity which performed services on the casino cruise ship. The litigation is seeking payment in full of all charges as yet unpaid, approximately $20,000, plus costs. The Company is attempting to negotiate a settlement.

Summary

The conditions described above regarding going concern considerations and pending litigation raise substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these significant risks and uncertainties.

NOTE 3 - DISCONTINUED OPERATIONS

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

On March 19, 1998, the Company exercised its option to purchase the Treasure. Consideration named in the agreement amounted to $2,497,500, comprised of $682,500 cash, a $200,000 promissory note and 9,500,000 shares of the Company's restricted common stock valued at $1,615,000. The Company retained the right to repurchase up to 8,000,000 shares of the restricted common stock at prices ranging from $.135 to $.15 per share. The repurchase option expired June 10, 1998.

(when?) The Company granted the artifacts seller a one year right, commencing March 19, 1999, to put all or any of the 9,500,000 shares of restricted common stock to the Company at per share prices ranging from $.085 to $.17 per share.

Subsequent to March 19, 1999, substantially all the outstanding shares pursuant to this agreement were put to the Company at a per share cost of $.17. As a result of this action, the amount related to this put option ($1,615,000) has been reflected in the accompanying financial statements as a liability (estimated liability related to put option) in 1998. In 2000, the put option in connection with 3,356,429 common shares has been waived. As a result, $570,593 has been removed from the liability and reflected in equity in 1999.

Substantially all cash required to purchase the artifacts was borrowed from entities affiliated by common control and ownership. The artifacts were pledged as collateral for the resulting notes payable.


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

During 1999, the Company defaulted on its obligation to First Capital and, on December 31, 1999, entered into an agreement with First Capital, whereby First Capital accepted the remaining artifact collection in lieu of foreclosure.

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

In October 1999, the lessor instituted litigation seeking full payment of all unpaid amounts plus damages pursuant to the lease purchase option, which the litigation alleges is in excess of $1,000,000.

Berth and Lease Agreement

On December 7, 1998, the Company entered into a berth and lease agreement for a term of twelve months. The lease provided berth space for the casino cruise ship, together with office space, to be used for ticketing and reservations. The monthly rent was $12,000, plus $1.00 per passenger in excess of 7,500 passengers per month.

In June 1999, the lessor instituted litigation seeking payment under the lease of all unpaid amounts plus damages. The Company has not made the lease payments called for in the lease commencing with April 1999. The Company vacated the space May 1, 1999. The lessor, pursuant to litigation, received a default judgment in the amount of $130,000.

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

Summary

During 1999, the Company surrendered, in lieu of foreclosure, all assets in connection with the gaming operations, and the artifacts acquired, in settlement of outstanding principal and interest due to First Capital, an affiliate.

                             Principal                   $ 2,134,874
                             Interest                        349,760
                                                     ----------------
                                                         $ 2,484,634
                                                     ================

Consequently, the results of operations and estimated operating loss through the
date  of  disposal   relating  to  these   operations  have  been  presented  as
discontinued operations in the accompanying statements of operations.

The  following   represents  the   summarized   results  of  operations  of  the
discontinued operations for the year ended December 31:

                                                                1999               1998
                                                           --------------    --------------

       Revenues                                             $    292,920         $ 750,000
       Expenses                                                1,574,903         1,535,592
                                                           --------------    --------------
                                                            $(1,281,983)       $ (785,592)
                                                           ==============    ==============
       The following represents the loss on disposition:
       Debt distinguished                                   $  2,484,634
       Net assets surrendered                                  2,666,117
                                                           --------------
       Loss on disposal                                     $   (181,483)
                                                           ==============


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has the following related party loans and advances outstanding as of December 31, 2000 and 1999:

                                                                             2000            1999
                                                                         -------------    -----------

       Note payable to entity  related to common  stockholder,
       due February 15, 2000, interest at 12% due monthly
                                                                              $22,750        $22,750
       Note payable - stockholder, due February 15, 2000, interest at
       12% due monthly                                                          2,000          2,000
       Loan due to stockholder, pursuant to settlement agreement
                                                                               55,000         55,000
                                                                         -------------    -----------
                                                                               79,750         79,750
       First Consolidated Financial Corp.                                     500,634        443,799
                                                                         -------------    -----------
                                                                            $ 580,384      $ 523,549
                                                                         =============    ===========


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

First Consolidated provided financing in the amount of approximately $501,000 through December 31, 2000. First Consolidated is a major stockholder and is owned by the Company Chief Executive Officer. The loan is due on demand, bears interest at 12% and is uncollateralized.

Related Party Transactions
The Company entered into the following transactions with various entities and individuals affiliated by virtue of common management or stock ownership:

                                            2000           1999         1998
                                          ------------  -----------  -----------
     Consulting and professional fees
                                           $      -      $ 227,500     $ 30,000
     Interest expense                      $ 60,000      $ 327,109     $ 98,692
     Management fee                        $      -      $  80,000     $      -

NOTE 5 - COMMITMENTS

Facilities Lease

In February 1999, the Company entered into a lease for office facilities for a term of three years. In August 1999, the Company vacated the space.

Employment Agreement

On January 4, 1999, the Company entered into an employment agreement with the Chief Executive Officer who also served as President/director. The agreement was for a three-year term, and provided for, among other things, annual compensation ranging from $100,000 to $150,000, employee benefits and twelve months severance upon termination. In addition, the agreement provides for the issuance of 200,000 shares of common stock and immediately vesting stock options to purchase common stock at $.23 per share. In June 1999, this employment agreement was terminated. The employee has filed litigation and is seeking damages.

NOTE 6 - MARKETABLE SECURITIES


                                                    2000           1999
                                                 ------------    ----------
       Cost                                         $40,180       $40,180
       Unrealized loss                              (40,180)      (30,636)
                                                 -----------     ----------
       Market value                                 $     -       $ 9,544
                                                 ===========     ==========

NOTE 7 PROPERTY AND EQUIPMENT

The Company had Artifacts with a cost of $1,747,500 and the adult gaming facility with a cost of $952,500 in 1998. No depreciation was provided in 1998 as these assets were not placed in service until 1999. Depreciation expense in 1999 was $51,502. All assets were surrendered in lieu of foreclosure as of December 31, 1999 in settlement of amounts owed to First Capital.

NOTE 8 - INCOME TAXES

No provision for federal income taxes has been recorded as the Company incurred net operating losses through December 31, 2000. At December 31, 2000, the Company had net operating loss carryforwards of approximately $3,130,000. The federal net operating loss carryforwards expire in various amounts through 2020, subject to certain limitations.

No deferred taxes have been recorded and a 100% valuation allowance is required because of the uncertainty regarding the realization of the deferred tax assets.