Form 10-Q
period 2001-03-31
AFFINITY INTERNATIONAL MARKETING INC
filed 2001-05-17
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 2-96366-A

                     AFFINITY INTERNATIONAL MARKETING, INC.
               --------------------------------------------------
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

                                 (531) 750-7535
                     ---------------------------------------
              (Registrant's telephone number, including area code)

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         As of May 15, 2001, 28,990,756 shares of Common Stock of the issuer were outstanding.

                     AFFINITY INTERNATIONAL MARKETING, INC.

                                      INDEX



                                                                            Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -  March 31, 2001
          and December 31, 2000...............................................1

          Consolidated Statements of Operations - For the three
          months ended March 31, 2001 and March 31, 2000......................2

          Consolidated Statements of Cash Flows - For the three
          months ended March 31, 2001 and March 31, 2000......................3

          Notes to Consolidated Financial Statements..........................4

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................5

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K....................................7

SIGNATURES....................................................................7

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   March 31,        December 31,
ASSETS                                              2001                2000
                                                  ----------        ------------
Current assets:
  Cash and cash equivalents                     $      11,169      $      11,264
                                                      -------             ------
   Total current assets                                11,169             11,264

Other assets                                            7,622              7,622
                                                -------------    ---------------
     Total assets                               $      18,791      $      18,886
                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities       $    324,145      $     324,145
  Notes and loans payable - related parties           580,384            580,384
 Put option liability                               1,044,407          1,044,407
                                                 ------------      -------------
     Total current liabilities                      1,948,936          1,948,936

Stockholders' Deficiency:
   Common stock $.0001 par value, 50,000,000
     authorized, 28,990,756 shares
     outstanding as of March 31, 2001
     and December 31, 2000                              2,899              2,899
  Additional paid-in capital                        2,111,706          2,111,706
  Accumulated deficit                             (4,044,750)        (4,044,655)
                                                 ------------       ------------
     Total stockholders' equity                   (1,930,145)        (1,930,050)
                                                 ------------       ------------
     Total liabilities and stockholders' equity $      18,791       $     18,886
                                                =============       ============

    The accompanying notes are an integral part of these financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended March 31,
                                                  2001                 2000
                                                 ------               ------
Revenue:
  Interest income                              $        9      $          76

General and administrative expenses                   104                268
                                                 --------       ------------

Income (loss) from continuing operations
   before income tax (expense) benefit               (95)              (192)

Income tax (expense) benefit                            0                (0)
                                                 --------       ------------

Net Income (loss) from continuing operations         (95)              (192)

Basic income (loss) per share                   $       0      $         (0)
                                                =========       ===========

Weighted average shares outstanding            28,990,756        28,990,756
                                               ==========       ===========

    The accompanying notes are an integral part of these financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Three Months
                                                            Ended March 31,
                                                        2001               2000
                                                       -------           -------
Cash flows from operating activities:
Net income (loss)                                    $      (95)   $      (192)
                                                      ----------    -----------
Net cash provided by (used in) operating activities         (95)          (192)
                                                      ----------    -----------

Cash flows from investing activities:
Net cash provided by (used in) investing activities            0             0
                                                      ----------    -----------

Cash flows from financing activities:
Net cash provided by financing activities                      0             0
                                                      ----------    ----------

Net (decrease) increase in cash and cash equivalents        (95)          (192)

Cash and cash equivalents, as of beginning of period      11,264        18,848
                                                      ----------    -----------
Cash and cash equivalents, as of end of period       $    11,169    $   18,656
                                                      ==========    ===========

   The accompanying notes are an integral part of these financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

1.       INTERIM PRESENTATION

         The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of Treasure AND Exhibits International, Inc. (the "Company") and all of its wholly owned and majority owned subsidiary companies. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2001.

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

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         The Company has no ongoing business activities and has not had such since 1999, except to seek an entity to acquire. Accordingly, its sole revenues are interest income and its sole expenses are bank charges. Its office space is being provided free of charge by a shareholder of the Company.

Financial Condition, Liquidity and Capital Resources

         The Company had a cash balance of $11,169 and a working capital deficit of $1,937,767 at March 31, 2001 compared to a cash balance of $11,264 and a working capital deficit of $1,937,672 at December 31, 2000. The decrease in the working capital deficit was attributable to the current period net operating loss.

         For the three months ended March 31, 2001 net cash used in operating activities totaled $95 as compared to $192 used in operating activities for the corresponding period of the prior year. This change resulted from an increase in the net operation loss.

         We received no cash from either investing or financing activities during either the three months ended March 31, 2001, or March 31, 2000.

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

         In January 2000, we entered into a letter of intent to acquire 100% of Union IPO Corporation ("Union IPO"), a Nevada corporation in exchange for 15,000,000 shares of the Company's common stock. Union IPO is an investment firm targeting labor resources and union based venture capital, and promoting union friendly technology companies. This acquisition was never consumated because we were unable to obtain audited financial statements of Union IPO and because of outstanding litigation against the Company. We are dependent upon the efforts of our President to seek out, and negotiate other business opportunities. Even if we do not acquire an operating company, there can be no assurance that we will ever operate at a profit.

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AFFINITY INTERNATIONAL MARKETING, INC.


                                      By: /s/ Kenneth DeFillipo
                                          --------------------------------------
                                          Kenneth DeFillipo
                                          President, Chief Executive Officer and
                                          Chief Financial Officer

Dated: May 16, 2001