Form 10-K/A
period 2000-12-31
AFFINITY INTERNATIONAL MARKETING INC
filed 2001-07-05
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                          Commission File No. 2-96366-A

                     AFFINITY INTERNATIONAL MARKETING, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)

          Florida                                       59-2483405
     -------------------                              ----------------
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

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

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

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I

         ITEM 1.      BUSINESS.............................................    1
         ITEM 2.      PROPERTIES...........................................    1
         ITEM 3.      LEGAL PROCEEDINGS....................................    1
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS..............................................    2

PART II

         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS......................    3
         ITEM 6.      SELECTED FINANCIAL DATA..............................    5
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS........................................    5
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK....................................    7
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........    7
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE.................................    8

PART III

         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT...........................................    9
         ITEM 11.     EXECUTIVE COMPENSATION...............................   10
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT................................   10
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS.........................................   11

PART IV

         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K..................................   11

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

     In December 1999, Mr. Lee Summers, the Company's former chief executive officer, filed suit in the 15th Circuit Court in Palm Beach County, Florida, in a suit styled Lee C Summers v. Treasure & Exhibits International, Inc. and Larry Schwartz, for back wages, severance pay and other amounts allegedly due under an employment agreement. In December 2000, summary judgment was granted in favor of the plaintiff for the sum of $284,110 plus interest.

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

                                                    High          Low
                                                   -------      --------

Calendar Year 2000

         Fourth Quarter.....................     $   .17         .029
         Third Quarter......................         .27          .10
         Second Quarter.....................         .76        .1625
         First Quarter......................         .76         .135

Calendar Year 1999

         Fourth Quarter.....................        $.34         $.06
         Third Quarter......................         .43          .06
         Second Quarter.....................         .28          .09
         First Quarter......................         .38          .18

Calendar Year 1998

         Fourth Quarter.....................        $.28         $.03
         Third Quarter......................         .16          .03
         Second Quarter.....................         .21          .03
         First Quarter......................         .28          .12

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

     All of the shares described above were issued, without general solicitation or advertising, to a limited number of investors, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The certificates evidencing the shares bear a legend restricting transfer in accordance with Rule 144. No commissions were paid in connection with the issuances.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's historical figures as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from its consolidated financial statements and related notes. The historical figures that follow are qualified by reference to our financial statements and the related notes thereto set forth herein.


                                                     Years ended December 31,
                                    ------------------------------------------------------------
                                       1996        1997        1998        1999          2000
                                      ------      ------      ------      ------        ------

Income Statement Data:
Revenues........................... $ 227,902   $ 144,283          -           -             -
General and Administrative Expenses   169,509     130,047    218,899     598,723       357,820
Net income (loss)..................    59,443      20,840  (999,146) (2,071,642)     (357,820)
Net income (loss) per share........     $ 0.0       $ 0.0    $ (.04)     $ (.07)       $ (.01)
Weighted average shares
   outstanding.....................14,847,281  16,437,088 23,648,920  28,990,756    28,990,756

Balance Sheet Data:
Total assets....................... 1,063,919     195,938  3,471,597      21,261        18,886
Total liabilities..................    51,673      17,083  3,886,888   1,937,601     2,293,046

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Net revenues were $0 for the year ended December 31, 1999 compared to $0 for the year ended December 31, 2000. Realized and unrealized gain in investments in marketable securities was $0 for the year ended December 31, 2000 compared to a loss of $10,009 for the year ended December 31, 1999.

     General and administrative expenses. General and administrative expense decreased by 40.2% from $598,723 for the year ended December 31, 1999 to $357,820 for the year ended December 3,1 2000. The decrease in general and administrative expenses was primarily attributable to the absence of start-up costs associated with the maiden voyage of our casino cruise ship and the acquisition of an adult gaming complex in Sunny Isles, Florida, as well as leasing costs to berth the ship which was partially offset by increased legal and accounting fees and a $284,110 charge relating a lawsuit filed by a former officer.

     Losses from Continuing Operations. Losses from continuing operations totaled $357,820, for the year ended December 31, 2000, as compared to losses of $598,923 for the year ended December 31, 1999.

     Losses from Discontinued Operations. In 2000 we had no losses from discontinued operations. In 1999 we ceased operations related to the casino operations, and sold a portion of the Artifacts for $750,000. The revenue and related costs are included in discontinued operations. Loss from discontinued operations totaled $922,466 for the year ending December 31, 1999. As a result, we had a net loss of $2,071,642 for the year ended December 31, 1999 compared to a net loss of $357,820 realized in 2000.

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

     Losses from Discontinued Operations. In 1998 we abandoned our intended acquisition of Michael's International Treasure Jewelry Inc., and began to liquidate our investment of Artifacts. In 1999 we ceased operations related to the casino operations, and sold a portion of the Artifacts for $750,000. The revenue and related costs are included in discontinued operations. Losses from discontinued operations totaled $922,466 for the year ending December 31, 1999, compared to losses of $495,592 for the year ended December 31, 1998. The losses in 1999 are attributable to revenues of $287,000 which were offset by: direct costs of $64,000; maintenance charges for the cruise ship of $77,000; lease and berth space costs of $379,000 and accounting for a default judgment of $130,000 pursuant to claims relating to berthing space of our casino ship; settlement of a lawsuit involving claims for outstanding management fees relating to the operation of the adult gaming facility in the amount of $80,000; wages and subcontracting fees of $391,000; payroll tax of $34,000; marketing costs of $85,000; and depreciation of $39,000; and other miscellaneous costs of $289,000. During the year ended December 31, 1999, we also had a loss on disposal of discontinued operations of $114,483. We recorded an income tax benefit of $541,000 in connection with losses from discontinued operations. As a result, we had a net loss of $(2,071,642) for the year ended December 31, 1999 compared to a loss of $(999,146) for the year ended December 31, 1998.

Liquidity and Capital Resources

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     At December 31, 2000, we had a working capital deficit of $2,281,782 and a cash balance of $11,264. This compares to a working capital deficit of $1,923,962 and a cash balance of $4,095 at December 31, 1999. At December 31, 2000, we had current assets of $11,264 as compared to $13,639 at December 31, 1999; total assets of $18,886 at December 31, 2000 as compared to $21,261 at December 31, 1999; current and total liabilities of $2,229,046 at December 31, 2000 as compared to $1,973,601 at December 31, 1999; a negative net worth of $2,244,260 at December 31, 2000 as compared to a negative net worth of $1,916,340 at December 31, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 10, 2001, the client-auditor relationship between the Company and Rachlin Cohen & Holtz LLP ("RCH") ceased.

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

         Name                    Age                  Position
        -------                 -----                ----------
     Kenneth A. De Fillipo        61       Chairman and Chief Executive Officer
     Nick Bollettieri             69       Director

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

ITEM 11. EXECUTIVE COMPENSATION

     The Company paid no compensation to its Chief Executive Officer or any other officer during the year ended December 31, 2000.

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

      Name and Address                     Amount and Nature of
     of Beneficial Owner                 Beneficial Ownership (1)     Percent of Class
     --------------------               --------------------------   -------------------

Kenneth A. De Fillipo (2)...............                   -                     *
Nick Bollettieri (2)....................                   -                     *
Larry Schwartz (2)(3)...................       4,154,824 (2)                 14.3%
Seahawk Deep Ocean Technology, Inc.(4)..           2,802,084                  9.7%
All executive officers and directors....
  as a group (2 persons)................                   -                     *

-------------

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

     The Company entered into transactions with various entities and individuals affiliated by virtue of their position with the Company or stock ownership which resulted in expenses to the Company as follows: consulting and professional fees of $227,500 during 1999 and $30,000 during 1998; interest expense of $323,109 in 1999 and $98,692 during 1998; and management fees of $80,000 during 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements:

          (i)  Reports of Independent Auditors
          (ii) Consolidated Balance Sheet as of December 31, 2000 and December 31, 1999
          (iii)Consolidated Statement of Operations for the three years ending December 31, 2000, 1999 and 1998
          (iv) Consolidated Statement of Shareholders equity for the three years ended December 31, 2000, 1999 and 1998
          (v) Consolidated Statement of Cash Flows for the three years ended December 31, 2000, 1999 and 1998
          (vi) Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

         None

     (3)  Exhibits

          Exhibit No.              Description
          -----------             -------------
           3.1        Articles of Incorporation
           3.2        Amendment to Articles of Incorporation, March 1998
           3.3        Amendment  to  Articles  of  Incorporation,  February 2001

(b)  Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AFFINITY INTERNATIONAL MARKETING, INC.



                           By: /s/ Kenneth De Fillipo
                              ----------------------------------------
                              Kenneth De Fillipo
                              Chairman and Chief Executive Officer



Dated:   June 4, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf or the registrant and in the capacities and or the duties indicated.

        Signature                 Title                              Date
       -----------               -------                            ------
/s/ Kenneth De Fillipo
---------------------------     Chairman and Chief Executive      June 4, 2001
 Kenneth De Fillipo             Officer (Principal Executive,
                                Financial and Accounting Officer)

/s/ Nick Bollettieri
---------------------------     Director                          July 5, 2001
Nick Bollettieri

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


/s/ Malone & Bailey, PLLC
Houston, Texas

May 15, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Treasure and Exhibits International, Inc.
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Treasure and Exhibits International, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Treasure and Exhibits International, Inc. as of December 31, 1999, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

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


                                               /s/ RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
April 18, 2000

                     AFFINITY INTERNATIONAL MARKETING, INC.
              (formerly Treasure and Exhibits International, Inc.)
                                  BALANCE SHEET
                                December 31, 2000



                                                 December 31,      December 31,
                                                    2000              1999
                                              ----------------    --------------
ASSETS

Current assets:
  Cash                                         $     11,264         $ 4,095
  Investments                                             -           9,544
                                               --------------  --------------
       Total current assets                          11,264          13,639

Other                                                 7,622           7,622
                                               --------------  --------------
                                                    $18,886         $21,261
                                               ==============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses           $ 668,255       $ 369,645
  Notes payable - shareholder                       580,384         523,549
  Put option liability                            1,044,407       1,044,407
                                              ---------------  --------------
       Total current liabilities                  2,293,046       1,937,601
                                              ---------------  --------------

Commitments and contingencies                             -               -

Stockholders' Deficit:
    Common stock, $.0001 par value;
    50,000,000 shares authorized: 28,990,756
    shares issued and outstanding                     2,899           2,899
  Additional paid-in capital                      2,111,706       2,111,706
    Accumulated deficit                         (4,388,765)     (4,030,945)
                                              ---------------  --------------
       Stockholders' Deficit                    (2,274,160)     (1,916,340)
                                              ---------------  --------------
                                                    $18,886         $21,261
                                              ===============  ==============


     See accompanying summary of accounting policies and notes to financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
              (formerly Treasure and Exhibits International, Inc.)
                            STATEMENTS OF OPERATIONS


                                                              For the Years Ended
                                                                  December 31,
                                                 ------------------------------------------------
                                                     2000             1999              1998
                                                 -------------    -------------    --------------

Revenues                                        $           -  $             -  $              -
Costs of revenue                                            -                -                 -
                                                  ------------    -------------    --------------
Gross margin                                                -                -                 -
General and administrative                             73,710          598,723           218,899
Settlement expense                                    284,110                -                 -
                                                  ------------    -------------    --------------
Loss from continuing operations
                                                    (357,820)        (598,723)         (218,899)
                                                  ------------    -------------    --------------
Other income (expense):
  Realized and unrealized
  Gain (loss) on investments                                -         (10,009)             3,410
  Interest and dividend
  Income                                                    -              556             1,935
                                                  ------------    -------------    --------------
                                                            -          (9,453)             5,345
                                                  ------------    -------------    --------------
Loss from continuing operations before
income taxes
                                                    (357,820)        (608,176)         (213,554)
Income tax expense                                          -          541,000           290,000
                                                  ------------    -------------    --------------
Loss from continuing operations
                                                    (357,820)      (1,149,176)         (503,554)
                                                  ------------    -------------    --------------
Discontinued operations:
Loss on disposal of discontinued operations,
net of income tax benefit of $0, $67,000,
and $0
                                                            -        (114,483)                 -
Loss from operations of discontinued
operations, net of income tax benefit of $0,
$474,000, and $290,000
                                                            -        (807,983)         (495,592)
                                                  ------------    -------------    --------------
                                                            -        (922,466)         (495,592)
                                                  ------------    -------------    --------------
Net Loss                                        $   (357,820)  $   (2,071,642)  $      (999,146)
                                                  ============    =============    ==============

Loss per share:
  Continuing operations                              $ (0.01)         $ (0.04)          $ (0.02)
  Discontinued operations                                   -           (0.03)            (0.02)
                                                  ------------    -------------    --------------
                                                     $ (0.01)         $ (0.07)          $ (0.04)
                                                  ============    =============    ==============
Weighted average shares outstanding:              23,648,920       28,990,756        28,990,756


     See accompanying summary of accounting policies and notes to financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
              (formerly Treasure and Exhibits International, Inc.)
                       STATEMENTS OF STOCKHOLDERS' DEFCIT


                                                                 Additional
                                       Common stock           paid-in capital     Accumulated
                                                                                    Deficit               Total
                              ------------------------------- ----------------- -----------------   ------------------
                                   Shares          Amount
                              ----------------- ------------- ----------------- -----------------   ------------------

Balance at December 31, 1997
                                    16,490,756        $1,649       $ 1,137,363        $(960,157)           $ 178,855
Stock issued for artifacts,
net of put option
                                     9,500,000           950             (950)                 -                   -
Stock issued for business
                                     1,500,000           150           202,350                 -             202,500
Stock issued for services
                                     1,500,000           150           202,350                 -             202,500
Net loss                                     -             -                 -         (999,146)           (999,146)
                              ----------------- ------------- ----------------- -----------------   ------------------
Balance at December 31, 1998
                                    28,990,756         2,899         1,541,113       (1,959,303)           (415,291)
Put option waived                            -             -           570,593                 -             570,593
Net loss                                     -             -                 -       (2,071,642)         (2,071,642)
                              ----------------- ------------- ----------------- -----------------   ------------------
Balance at December 31, 1999
                                    28,990,756         2,899         2,111,706       (4,030,945)         (1,916,340)
Net loss                                     -             -                 -         (357,820)           (357,820)
                              ----------------- ------------- ----------------- -----------------   ------------------
Balance at December 31, 2000                                                                            $(2,274,160)
                                    28,990,756       $ 2,899       $ 2,111,706      $(4,388,765)
                              ================= ============= ================= =================   ==================


      See accompanying summary of accounting polices and notes to financial statements

                     AFFINITY INTERNATIONAL MARKETING, INC.
              (formerly Treasure and Exhibits International, Inc.)
                            STATEMENTS OF CASH FLOWS


                                                               For the Years Ended
                                                                   December 31,
                                                    --------------------------------------------
                                                       2000            1999             1998
                                                    -----------    -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (357,820)    $(2,071,642)       $(999,146)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Expenses paid by affiliate                                 -         887,510          395,804
    Depreciation and amortization                              -          51,502                -
    Stock issued for services                                  -               -          202,500
    Realized and unrealized (gain) loss on sale
    of marketable securities
                                                           9,544          10,009          (3,410)
    Changes in assets and liabilities:
    Other assets                                               -         (7,122)            (500)
    Accounts payable and accrued expenses
                                                         298,610         268,811           83,751
                                                    -------------    -----------    -------------
NET CASH USED IN OPERATING ACTIVITIES
                                                        (49,666)       (860,932)        (321,001)
                                                    -------------    -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITES
    Principal payments received                                -         750,000
    Principal payments received affiliates
                                                               -               -          125,000
    Loans and advances to
    Affiliates                                                 -               -        (125,000)
                                                    -------------    -----------    -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES
                                                               -         750,000                -
                                                    -------------    -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from notes payable - affiliates
                                                          56,835         113,483          142,750
                                                    -------------    -----------    -------------

NET INCREASE (DECREASE) IN CASH                            7,169           2,551        (178,251)
Cash, beginning of period                                  4,095           1,544          179,795
                                                    -------------    -----------    -------------
Cash, end of period                                     $ 11,264         $ 4,095           $1,544
                                                    =============    ===========    =============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $      -          $    -           $3,333


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

Pending Litigation

The Company is involved in several matters of pending litigation as follows:

In October 1999, Odyssey Marine Exploration, Inc. ("Odyssey") obtained a default judgment against the Company in the approximate amount of $340,000 in connection with its claims that the Company allegedly had failed to recognize the put options set forth in the Artifact purchase agreement (see Note 3). Thereafter, the former chief executive officer (CEO") of the Company negotiated and personally guaranteed a forbearance agreement which provided that Odyssey would not execute on the judgment and would transfer their common stock of the Company to the CEO provided that the CEO and/or the Company made weekly payments of $25,000. After the CEO paid approximately $100,000, the Company defaulted on the remainder of the weekly payments, and the CEO and Odyssey reached a subsequent oral agreement which provided that Odyssey keep all of its shares of the Company's common stock, provided such shares are free trading, in consideration of the sum of $45,000. The CEO had agreed to pay this amount personally as he had already received 480,000 shares of the Company's common stock from Odyssey pursuant to the first forbearance agreement.

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

In December 2000, the former CEO was granted a summary judgment in the amount of $284,110.

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

The  following   represents  the   summarized   results  of  operations  of  the
discontinued operations for the year ended December 31:


                                                       1999             1998
                                                  --------------   -------------
  Revenues                                            $ 292,920       $ 750,000
  Expenses                                            1,574,903       1,535,592
                                                  --------------   -------------
                                                    (1,281,983)       (785,592)
  Income tax benefit                                    474,000         290,000
                                                  --------------   -------------
                                                      $ 807,983        $495,592
                                                  ==============   =============
  The following represents the loss on disposition:
  Debt distinguished                                 $2,484,634
  Net assets surrendered                              2,666,117
                                                  --------------
                                                      (181,483)
  Income tax benefit                                     67,000
                                                  --------------
  Loss on disposal                                   $(114,483)
                                                  ==============

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has the following related party loans and advances outstanding as of December 31, 2000 and 1999:

                                                                     2000            1999
                                                                  -----------    -----------

  Note payable to entity  related to common  stockholder,
  due February 15, 2000, interest at 12% due monthly
                                                                     $22,750        $22,750
  Note payable - stockholder, due February 15, 2000, interest at
  12% due monthly                                                      2,000          2,000
  Loan due to stockholder, pursuant to settlement agreement
                                                                      55,000         55,000
                                                                  -----------    -----------
                                                                      79,750         79,750
  First Consolidated Financial Corp.                                 500,634        443,799
                                                                  -----------    -----------
                                                                   $ 580,384      $ 523,549
                                                                  ===========    ===========


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

Related Party Transactions
The Company entered into the following transactions with various entities and individuals affiliated by virtue of common management or stock ownership:

                                           2000          1999           1998
                                      -------------  ------------   ------------
     Consulting and professional fees
                                       $      -       $ 227,500        $ 30,000
     Interest expense                  $ 60,000       $ 327,109        $ 98,692
     Management fee                    $      -         $80,000        $      -

NOTE 5 - COMMITMENTS

Facilities Lease

In February 1999, the Company entered into a lease for office facilities for a term of three years. In August 1999, the Company vacated the space.

Employment Agreement

On January 4, 1999, the Company entered into an employment agreement with the Chief Executive Officer who also served as President/director. The agreement was for a three-year term, and provided for, among other things, annual compensation ranging from $100,000 to $150,000, employee benefits and twelve months severance upon termination. In addition, the agreement provides for the issuance of 200,000 shares of common stock and immediately vesting stock options to purchase common stock at $.23 per share. In June 1999, this employment agreement was terminated. The employee was seeking damages and was awarded a judgment in the amount of $284,100 in December 2000.

NOTE 6 - MARKETABLE SECURITIES

                                                     2000              1999
                                                -------------    -------------
       Cost                                          $40,180          $40,180
       Unrealized loss                               (40,180)         (30,636)
                                                -------------    -------------
       Market value                                  $     -          $ 9,544
                                                =============    =============

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

NOTE 8 - INCOME TAXES

The Company accounts for income taxes under an asset and liability approach for computing deferred income taxes.

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                         2000            1999           1998
                                    -------------    ------------   ------------
Tax provision at the statutory rate   $(132,000)      $(766,000)      $(368,000)
Change in valuation allowance           132,000         766,000         368,000
                                    -------------    ------------   ------------
                                      $       -       $       -       $       -
                                    =============    ============   ============

The components of current tax expense (benefit) are as follows:

                                    2000            1999         1998
                                -----------    ------------   -----------
Continuing operations                 $  -        $541,000      $290,000
Discontinued operations                  -        (541,000)     (290,000)
                                -----------    ------------   -----------
                                      $  -        $      -      $      -
                                ===========    ============   ===========

The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                   2000             1999
                                               -------------    -------------
Net operating loss carryforward                 $ 1,161,000      $ 1,148,000
Allowance for market value of investments                 -           11,000
Valuation allowance                              (1,161,000)      (1,159,000)
                                               -------------    -------------
                                                $         -      $         -
                                               =============    =============

As  of  December  31,  2000,   sufficient   uncertainty   exists  regarding  the
realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established.

At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,414,000 which expire through 2020.

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership may have occurred in 1998. As a result, based upon the amount of the taxable loss incurred to December 31, 1997, the Company estimates that an annual limitation may apply to the net operating loss carryforward existing as of that date ($45,000). The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in the ownership of the Company.