Form 10-Q
period 2001-06-30
AFFINITY INTERNATIONAL MARKETING INC
filed 2001-09-17
CIK 764773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       OR

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

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         As of September 15, 2001, 28,990,756 shares of Common Stock of the issuer were outstanding.

                       TREASURE AND EXHIBITS INTERNATIONAL
                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet - June 30, 2001......................................3

Condensed Statements of Operations - For the three months and six months ended June 30, 2001 and 2000......................................4

Condensed Statements of Cash Flows - For the six months
ended June 30, 2001 and 2000.................................................5

Notes to Condensed Financial Statements......................................6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations..........................................7

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................8

SIGNATURES...................................................................9

Item 1 - Financial Statements

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                             CONDENSED BALANCE SHEET

                                                                 June 30, 2001
                                                                 --------------

                              ASSETS
Current Assets:
      Cash                                                       $ 11,169

         Total current assets                                      11,169

         Other                                                      7,622
                                                                 -----------

                                                                 $ 18,791
                                                                 ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         Current Liabilities:
      Accounts payable                                           $324,145
      Notes and loans payable - related parties                   580,384
      Put option liability                                      1,044,407
                                                                -----------

         Total current liabilities                              1,948,936
                                                                ===========

         Stockholders' equity (deficit):
      Common stock, $.0001 par value, 50,000,000
      shares authorized: 28,990,756                                 2,899
      shares issued and outstanding:                            2,111,706

Additional paid in capital                                     (4,044,750)
                                                               ------------

Accumulated deficit                                            (1,930,145)
                                                               ------------

       Total stockholders' equity (deficit)                    $   18,791
                                                               ============

                     AFFINITY INTERNATIONAL MARKETING, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended June 30,    Six Months Ended June 30,

                                                  2001            2000          2001           2001
                                                ------------  ------------  ------------   ------------

Revenues:
Interest and dividend income                        $    -       $   138        $    9        $   214
Realized and unrealized gain on investments in
marketable securities                                    -        10,711             -         10,711
                                                -----------  ------------  ------------   ------------

Net revenues                                             -        10,849             9         10,925
                                                -----------  ------------  ------------   ------------

General and administrative                               -        93,390           104        115,665
                                                -----------  ------------  ------------   ------------

Loss from operations                                     -       (82,541)          (95)      (104,740)

Income tax benefit                                  $    -             -             -          5,569
                                                -----------  ------------  ------------   ------------

Net loss                                                 -     $ (82,541)       $  (95)     $ (99,171)
                                                ===========  ============  ============   ============

Basic and diluted income (loss) per common        $   0.00      $   0.00       $  0.00       $   0.00
share
                                                ===========  ============  ============   ============

Weighted average shares outstanding             11,467,931    28,990,756    28,990,756     28,990,756
                                                ===========  ============  ============   ============

                     AFFINITY INTERNATIONAL MARKETING, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                   Six Months Ended June 30,

                                                                    2001             2000
                                                               --------------    -------------

Cash flows from operating activities:
Net loss                                                          $   (95)         $ (99,171)
      Adjustments to reconcile net income to net cash used in
      operating activities:

      Depreciation and amortization                                      -                  -
Changes in operating assets and liabilities

Other assets                                                             -              9,544

Accounts payable and accrued expenses                                    -             37,351
                                                               ------------     --------------

      Net cash used in operating activities                           (95)           (52,276)
                                                               ------------     --------------

      Cash flows from financing activities:
      Proceeds from notes payable-affiliates                             -             53,414
                                                               ------------     --------------

      Net cash provided by financing activities                          -             53,414
                                                               ------------     --------------

      Net increase (decrease) in cash and cash equivalents            (95)              1,138

      Cash and cash equivalents at beginning of period              11,264              4,095
                                                               ------------     --------------

      Cash and cash equivalents at end of period                 $  11,169          $   5,233
                                                               ============     ==============

      Cash paid for:
      Interest                                                   $       -          $       -

                    TREASURE AND EXHIBITS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001


1. INTERIM PRESENTATION

The interim Condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of Treasure and Exhibits International, Inc. (the "Company") and all of its wholly owned and majority owned subsidiary companies. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

The Company has no ongoing business activities and has not had such since 1999, except to seek an entity to acquire. Accordingly, its sole revenues are interest income and its sole expenses are bank charges. Its office space is being provided free of charge by a shareholder of the Company.

Liquidity and Capital Resources

The Company had a cash balance of $11,169 and a working capital deficit of $1,937,767 at June 30, 2001 compared to a cash balance of $11,264 and a working capital deficit of $1,937,672 at December 31, 2000. The decrease in the working capital deficit was attributable to the current period net operating loss.

For the six months ended June 30, 2001 net cash used in operating activities totaled $95 compared to $52,276 used in operating activities for the corresponding period of the prior year. This change resulted from an increase in the net loss.

We received no cash from either investing or financing activities during either the three months ended June 30, 2001, or June 30, 2000.

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

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

               None

         b) Reports on Form 8-K

          1. Form 8-K dated May 9, 2001 re: Changes in Registrant's Certifying Accountants

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AFFINITY INTERNATIONAL MARKETING, INC.

Date: September 17, 2001               By:/s/ Kenneth DeFilipo
                                          -----------------------------------
                                              Kenneth DeFillipo,
                                              Chief Executive Office and Chief